Form 10KSB
period 2002-06-30
ANAGRAM PLUS INC
filed 2002-10-15
CIK 1138016

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2002

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 333-58720

                               ANAGRAM PLUS, INC.
                               ------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


         DELAWARE                                            65-1045323
------------------------------                          -------------------
(State or Other Jurisdiction                            (I.R.S.Employer or
Incorporation of Organization)                          Identification No.)



                        2700 N. Military Trail, Suite 100
                              Boca Raton, FL 33431
                                 (561) 241-3621
                                 --------------
                  (Address and telephone number, including area
                code, of registrant's principal executive office)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

 SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK, $.001
                                    par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

YES |_| NO |X|

State issuer's revenues for its most recent fiscal year: $33,507

As of September 25, 2002, there were 6,248,000 shares of the Issuer's common stock, par value $0.001, issued and outstanding. Based upon the price at which the Company's common equity was sold within the past 60 days, the aggregate value of the Issuer's voting stock held by non-affiliates of the Issuer was approximately $228,000.

Documents Incorporated by reference: The Company incorporates by reference various exhibits from the Company's Registration Statement on Form SB-2, file No. 333-58720, which became effective on May 9, 2002.


                                   FORM 10-KSB
                               ANAGRAM PLUS, INC.


                                Table of Contents

                                                                            Page
                                                                           ----
PART I

Item 1.   Description of Business                                             3

Item 2.   Description of Properties                                           5

Item 3.   Legal Proceedings                                                   5

Item 4.   Submission of Matters to a Vote of Security Holders                 6

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters                                                             6

Item 6.   Management's Discussion and Analysis or Plan of Operations          6

Item 7.   Financial Statements                                                15

Item 8.   Changes in and Disagreements With Accountants on
          Accounting and Financial Disclosure                                 16

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance With Section 16(a) of the Exchange Act                   16

Item 10.  Executive Compensation                                              18

Item 11.  Security Ownership of Certain Beneficial Owners and Management      18

Item 12.  Certain Relationships and Related Transactions                      20

Item 13.  Exhibits and Reports on Form 8-K                                    20

Signatures

Certifications

*     Page F-1 follows the signature page.

                                     PART I

All statements contained herein that are not historical facts, including, but not limited to, statements regarding anticipated growth in revenue, gross margins and earnings, statements with respect to our current business strategy, our projected sources and uses of cash, and our expectations, are forward-looking statements in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause results to differ materially are the following:

     - the unavailability of sufficient capital to finance our business plans on terms satisfactory to our competitive factors;
     -    competitive factors;
     - changes in labor, equipment and capital costs; changes in regulations affecting our business;
     -    general business and economic conditions; and
     - other factors described from time to time in our reports filed with the Securities and Exchange Commission.

We wish to caution readers not to place undue reliance on any forward-looking statements. These statements are made pursuant to the Private Litigation Reform Act of 1995 and, as such, speak only as of the date made.


ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

     We are a Delaware corporation that is a fifty-one (51%) percent stockholder of Prodijeux Inc. Prodijeux creates, develops, markets, produces and manufactures "edutainment" products. Edutainment is a term utilized in the Toy and Game Industry, and refers to products which provide an educational experience through an entertainment medium. Prodijeux's products are designed to provide the consumer with both entertainment and an educational experience. The first product developed by Prodijeux is WordXchange(R) introduced in the Fall of 2000 in the Canadian market as AnagramPlus . The product is currently sold under that name in the province of Quebec. A number of different local chain stores in Quebec and the United States have placed orders for WordXchange(R).

     Prodijeux is making efforts to distribute its products through traditional outlets such as game and toy stores, bookstores, gift and novelty stores, and catalogs. Prodijeux is also attempting to distribute its products through on-line shopping by being listed on Amazon.com. Prodijeux also has its own website, which we consider to be an essential part of Prodijeux's marketing strategy.

DESCRIPTION OF WORDXCHANGE(R)

     WordXchange(R) is classified as a word game in the GAMES and PUZZLES category in the toy and game industry. WordXchange(R) has been designed in English and French versions and plans are underway for a Spanish version. WordXchange(R) is designed to be played by two to four players or teams. A complete game is estimated to take 30-40 minutes to play. Prodijeux and Anagram believe WordXchange(R) has all the ingredients to please many age groups ranging from young children to mature adults. WordXchange(R) is currently available in its original format designed for ages 10 and up. The Junior Edition, which is designed for ages 5 and up, will become available in the U.S. market in the Fall of 2002. It is our and Prodijeux's belief that both versions are of a superior quality and are priced competitively. Prodijeux's founders sought to develop games which are more fun, creative, and challenging than Scrabble while taking less time to play. There can be no assurance that WordXchange(R) will achieve success and popularity comparable to Scrabble.

INDUSTRY

WORDXCHANGE(R)  PLACE IN MARKET

     Among the game and toy industry categories, WordXchange(R) is classified as a word game in the GAMES and PUZZLE Categories. This category represented 12% of total toy sales in 2000 (source: World Toy Facts and Figures, ICTI/The NPD Group Worldwide).

     The North American traditional toy market (excluding video games) experienced slightly higher sales in 2000 ($24.2 billion) when compared to 1999 ($24.1 billion). The North American market accounted for 44.2% of total retail sales. (source: World Toy Facts and Figures).

     According to data provided by the NPD Group in conjunction with the Toy Manufacturers of America, Inc., in the year 2000, it is estimated that manufacturers shipped 5 million units of word games; representing $38 million in wholesale revenues.

     According to commissioned research conducted by Hall & Partners (market research firm) in the United States, Omnibus findings and focus group sessions indicated that the strongest audience for the adult version of the game are: females, between 25 and 45 years old with household incomes between $25,000 and $75,000, who are looking for creative and educational outlets during their small amount of free time.

TARGETED CUSTOMER BASE

     We still believe that the target market for WordXchange(R) is large. In view of the fact that Prodijeux brings to the market the adult version (WordXchange(R))as well as WordXchange(R) Junior Edition, children under the age of 10, college students, professionals, and parents are all well within WordXchange(R) 's target market. We believe that the strongest market for WordXchange(R) 's advanced edition are college-educated women, between the ages of 25-45 with children and a household income between $25,000 and $75,000. We believe that in the age group of 25-45 year olds, a high percentage of consumers favor multi-player games which demand intellectual and strategic acuity. We are attempting to reach the segment of the market with consumers of superior education, higher wages and an appreciation for fine design. The target consumer is concerned with getting the best quality-to-price ratio available. The target consumer owns a computer and is familiar with the Internet and its services. This segment is also where we believe there is the highest proportion of Scrabble(R) players.

DISTRIBUTION STRATEGIES

     Although we are a majority shareholder in Prodijeux, we do not intend to be directly engaged in any part of Prodijeux's business including, but not limited to, development, production and sales of WordXchange(R) and any other products. Prodijeux's intended primary objective is the distribution of its products. Distribution is currently being facilitated through S& F Associates, Inc., based in Portland, Oregon. Products are shipped from Oregon to buyers as determined by sales representatives in various sectors of the country who communicate orders to Prodijeux's Montreal office. Prodijeux plans to close further deals with major distributors in specific markets. Prodijeux is also seeking distribution contracts with major toy and game industry retailers, including Gift and Novelty stores, educational retailers, e-tailers, and catalogs. Prodijeux also is attending trade shows servicing industry-related manufacturers, distributors and buyers, as well as consumer shows catering to the public at large. The basic advantage of attending these shows is that attendance offers the opportunity to introduce the game, popularize it, sell it, and establish industry contacts. Anagram and Prodijeux consider the Internet an important marketing channel. Prodijeux plans to take advantage of the full potential of the Internet by developing a Website which will promote WordXchange(R) and future products, drawing prospective and current customers to the site with helpful, timely information. Prodijeux will strategically coordinate the Website and e-commerce activities with its marketing activities for the traditional market, thus creating a synergistic and complementary effect.

TRENDS IN THE GAME INDUSTRY

     Our management believes that the toy and game industry is witnessing a return to traditional family entertainment. As more and more people spend increasingly significant parts of their professional and occupational time working with computers and other technologies, the desire to spend less family time on computer and technology areas has spread. Accordingly, we believe that Prodijeux's products will appeal to a large segment of the general population that is looking for entertainment options that create an enhanced environment for family interaction.

DOWNTURN IN THE ECONOMY

     The past 2-3 years have seen a downturn in the American (and North American) economy. Our management believes that, as a result of stock market declines, families do not have the means to sustain the same levels of consumer spending that was seen during the 4-5 year period prior to March 2000. Additionally, since the events of September 11th there has been a concentration on families spending more time together at home. Our management believes that games like WordXchange(R) will be played by the entire family during the time they spend at home while products such as WordXchange(R) Junior Edition will enhance learning-oriented communication within families. Our management believes that its sales should not be seriously affected by an extended downturn in the economy and should be helped by the focus on the family. The price points for Prodijuex products suggest that a decline in the purchase potential of consumers should not act as a hindrance to sales. Prodijeux's lead products, WordXchange(R) and WordXchange(R) Junior Edition, have anticipated retail prices in the $20 - $30 range. Purchases of such items do not constitute major entertainment or leisure purchases for the families who constitute Prodijeux target consumers. While there are no guarantees that the current economic downturn will not impact the sales of WordXchange(R) , it is the belief of our management that Prodijeux's products would be seen as less expensive family entertainment alternatives during such a period.

EMPLOYEES

     We currently do not have any employees and therefore do not maintain "key man" insurance.

     Excluding Prodijeux's executive officers and directors, Prodijeux currently does not have any employees. Prodijeux does not maintain "key man" insurance on the life of any of its employees.


MAJOR CUSTOMERS

None.


PUBLIC INFORMATION

     We electronically file with the Securities and Exchange Commission (the
SEC) all of our reports, including, but not limited to, our annual and quarterly reports. The SEC maintains an Internet site which contains all such reports and other information with respect to the Company on its web site, http://www.sec.gov. Additional information on us may be obtained by contacting
                 -
us at our executive offices.


ITEM 2.  PROPERTIES

     Anagram's offices are headquartered at 2700 N. Military Trail, Suite 100, Boca Raton, Florida, which are the offices of FMC Group, Inc. We are not charged rent or consulting fees by FMC Group, Inc. ADC Development Corp., of which FMC Group Inc. owns eighty-three (83%) percent of its capital stock, owns the majority of our outstanding common stock

     Prodijeux's offices are headquartered at 1751 Richardson Street, Suite 5507, Montreal, Quebec, H3K 1G6, Canada. Prodijeux leases its facility pursuant to an operating lease, which expires in October 2002. Prodijeux is currently negotiating the terms of a new lease at the same property.

ITEM 3.  LEGAL PROCEEDINGS

     None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our shareholders during the fiscal year ending June 30, 2002.



ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

     There is no current public market for our common stock. We are currently arranging for a market maker to submit an application to have our common stock quoted on the OTC Bulletin Board, which is maintained by the National Association of Securities Dealers, Inc. There is no assurance that our application will be approved. If our application to have our common stock quoted on the OTC Bulletin Board is not approved, there will be no trading market for our common stock. The shares will be priced based upon bid and ask quotes submitted by broker-dealers.

(b) Holders

     As of September 25, 2002 there were approximately 20 holders of record of our common stock.

(c) Dividends

     We have not paid any cash dividends on our Common Stock since our inception. We presently intend to retain future earnings, if any, to finance future investments and do not anticipate that any cash dividends will be paid in the foreseeable future. Future dividend policy will depend on our earnings, capital requirements, investment plans, financial condition and other relevant factors.

(d) Private Offering

     Beginning in March 2001 and closing in April 2001, we conducted a private offering made in compliance with the provisions of Rule 506 of Regulation D, promulgated pursuant to the Securities Act of 1933, as amended. We sold 236,000 shares of Common Stock and raised $118,000.

(e) Initial Public Offering

     The Company filed a Registration Statement on Form SB-2, file No. 333-58720, which became effective on May 9, 2002. The registered initial public offering of 2,736,000 shares of our common stock (the Offering), with an aggregate offering price of $2,736,000, is ongoing. 236,000 shares are being offered by selling stockholders. 2,500,000 shares are being offered by us. As of September 25, 2002, we have sold 12,000 shares of our common stock. Offering expenses were paid prior to the commencement of the Offering out of our working capital. Accordingly, the new proceeds to us pursuant to the Offering as of September 25, 2002 are $12,000. Such net proceeds have been used for working capital.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

     The following discussion and analysis should be read in conjunction with our financial statements and the notes related thereto. The discussion of results, causes and trends should not be construed to infer conclusions that such results, causes or trends necessarily will continue in the future.


                          CRITICAL ACCOUNTING POLICIES

     The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts. The estimates and assumptions are evaluated on an on-going basis and are based on historical experience and on various other factors that are believed to be reasonable. Estimates and assumptions include, but are not limited to, fixed asset lives, intangible assets, income taxes, and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the consolidated financial statements. The Company has evaluated its disclosure controls and procedures within 90 days (the "Evaluation Date") prior to this report and concluded that there were no material weaknesses in those controls and procedures as of that date. To the best of Management's knowledge and belief, there have been no significant changes in internal controls and other factors subsequent to the Evaluation Date that could materially affect internal controls and procedures.


PRINCIPLES OF CONSOLIDATION

     Prior to July 1, 2001 we used the equity method of accounting for our investment in Prodijeux Inc. The financial statements included in this filing for the period from October 1, 2000 (inception) to June 30, 2001 account for our investment in Prodijeux, Inc. under the equity method.

     The financial statements included in this filing for the period ended June 30, 2002 include our accounts and our subsidiary, Prodijeux Inc. The results of operations of Prodijeux have been included from the date of acquisition (July 1, 2001) through June 30, 2002. All significant intercompany accounts and transactions have been eliminated.

MINORITY INTEREST

     Under generally accepted accounting principles when losses applicable to the minority interest in a subsidiary exceed the minority interest in the equity capital of the subsidiary, the excess is charged to the majority interest since there is no obligation of the minority interest to make good on such losses. We have, therefore, included losses applicable to the minority interest against our interest since the minority owners have no obligation to make good on the losses. If future earnings do materialize, we shall be credited to the extent of such losses previously absorbed


REVENUE RECOGNITION

     Revenue is recognized on sales of products when the customer receives title to goods and collectibility is reasonably assured, generally upon delivery.

                              RESULTS OF OPERATIONS

YEAR ENDED JUNE 30, 2002 COMPARED TO YEAR ENDED JUNE 30, 2001

     The following table sets forth the percentage of net loss represented by the line items in the consolidated statement of operations of Anagram Plus and subsidiary (sometimes hereinafter referred to jointly as the "Company") for the year ended June 30, 2002:


                                                    Amount            Percentage
                                                    ------            ----------

Sales                                               $  33,507         (10%)

Cost of goods sold                                  $ (34,768)         10%

Operating expenses                                  $(251,998)         74%

Other expense
         Interest expense                           $ (23,388)          7%

Net loss for the period                             $(342,024)        100%

As of July 1, 2001 Anagram possessed financial control of Prodijeux and, therefore, the information discussed for the year ended June 30, 2002 is presented on a consolidated basis as required by generally accepted accounting principles. Anagram did not have significant operations prior to its purchase of Prodijeux, therefore, the increase in expenses from the year end June 30, 2001 are significant for the vast majority of line items due to the consolidation of Prodijeux during the current year.

REVENUES

     During the year ended June 30, 2002, the Company made sales of $33,507 as compared to no sales made during the prior year. The majority of the products sold (approximately 92%) were shipped to the United States and Canada, with the remainder being shipped to Europe and Australia. Sales were made to several toy and game retailers and distributors. The Company is continuing to negotiate with different retailers and distributors in order to increase sales space. Recently, WordXchange(R) was placed on Amazon.com in an effort to increase the game's presence on the Internet.


COST OF GOODS SOLD

     The Company's cost of goods sold for the period was $34,768, which led to a gross loss for the period of $1,261. This was due to the fact that the Company was selling earlier versions of the game which had a higher cost per unit than the games currently being sold. This resulted in games being sold at, or below cost during the past fiscal year. Additionally, the Company has been selling games in small lots in order to introduce the game to a wide variety of retailers and distributors as part of building the name recognition. Management believes that as the smaller lots are sold retailers will re-order in larger lots at a price that will result in gross profit in future periods.

OPERATING EXPENSES

     The Company's salary expense for the period was $77,677, compared to $-0-during the prior period, and is related to the salaries of the officers of Prodijeux. In an attempt to keep overhead costs at a minimum, our Creative Vice

President is no longer receiving a salary and his services are being used on an as needed basis. Management anticipates that when sales begin to increase at a faster level the Company will need to hire a sales force and an administrative staff as well as a production design staff. Currently, the functions referred to above are being performed by the President of Prodijeux and by independent sales representatives.

     Consulting expense for the period was $63,674, compared to $80 for the prior period, which includes services by a member of the board of directors and by a consultant who had been assisting the Company with the marketing and distribution of WordXchange(R) . The board member's service agreement has been
suspended and is no longer in effect.    As sales increase, the Company believes
that it is possible that this monthly retainer could be reinstated but the Company is not obligated to do so. Management is currently determining the feasibility of hiring a different consultant to assist with the marketing and distribution. If management decides it is in the best interest of the Company to obtain the services of another consultant, we believe that the consulting fees would remain at the same level.

     The Company's expense for professional fees for the period ended June 30, 2002 was $18,357 as compared to $9,500 for the period ended June 30, 2001. This represents an increase of $8,857, or 94% from the prior year. The increase can be directly attributed to the inclusion of Prodijeux's operations. This line item includes legal and accounting expenses incurred in the normal course of business.

     Travel expenses for the period ended June 30, 2002 total $23,440, compared to $784 for the prior period, and was related to travel to different toy fairs and travel to meet with potential retailers and potential distributors. Due to the nature of the game industry, management believes that displays at toy affairs and individual meetings with potential retailers are necessary in the attempt to increase the sales and distribution of its products. Management believes this expense will remain at the current level and may possibly increase in the future.

     Rent for the period ended June 30, 2002 was $6,387 and represents the rent incurred for Prodijeux's offices in Montreal, Quebec. Prodijeux leases this facility under the terms of a two-year operating lease. Anagram is not charged rent by FMC Group, Inc. for the office space in Boca Raton, Florida.


LOSS FROM IMPAIRMENT OF GOODWILL

     The loss from impairment of goodwill was $65,377 for the year ended June 30, 2002 as compared to $-0- for the prior period. As required by generally accepted accounting principles the Company evaluated the recoverability of the goodwill recorded in the acquisition of Prodijeux Inc. The result of this evaluation is an adjustment to the carrying value of goodwill to its estimated fair value of $-0-.


LOSS FROM EQUITY INVESTMENT

     From the time of our inception, October 1, 2000 through June 30, 2001 we accounted for our investment in Prodijeux under the equity method of accounting. Under the equity method we included our allocated share of Prodijeux's losses in its statements of operations. For the period from October 1, 2000 (inception) to June 30, 2001 Anagram's allocated portion of the loss was $119,643. Also, as required under the equity method of accounting, Anagram also amortized the excess cost of its purchase of Prodijeux over a five-year period. The amortization was $14,070 for the period ended June 30, 2001. Therefore, the total loss from investment for the period ended is $133,713.

     As of July 1,2001 Anagram possessed financial control of Prodijeux, and, therefore, is presenting the current results on a consolidated basis as required by generally accepted accounting principles.

INTEREST EXPENSE

     Interest expense increased $18,919, or 424%, to $23,388 for the year ended June 30, 2002 from $4,469 for the period ended June 30, 2001. This increase can be attributed to the accrued interest charged by our parent corporation, ADC Development Corp., under the terms of the unsecured promissory note. Under the terms of this note interest began to accrue on the unpaid balance on February 28, 2001. The Company has not made any payments to the parent as yet.

NET LOSS

     For the reasons stated above the Company incurred a net loss of $342,024 for the period ended June 30, 2002 as compared to $150,082 for the prior period.


LIQUIDITY AND CAPITAL RESOURCES OF ANAGRAM AND PRODIJEUX COMBINED

     We have incurred losses since our inception and have substantial negative cash flow from operations. We have included a footnote in our financial statements for the year ended June 30, 2002, which expresses our concern about our ability to continue as a going concern unless Prodijeux can produce cash flow from its continuing operations and/or additional investment capital is raised through our public offering. We have raised $12,000 through a public offering through September 25, 2002.

     Anagram intends to satisfy Prodijeux's working capital requirements principally through issuance of debt and equity securities. As of June 30, 2002 Anagram had a negative working capital of $535,487.

     With respect to Prodijeux's liquidity requirements for the next 12 months, Anagram believes that the cash flow generated from Prodijeux's future operations and sales of WordXchange(R) and WordXchange(R) Junior Edition will complement its current cash position, as supplemented by Anagram, and Anagram further believes that it will be able to satisfy any liquidity needs that may arise by short term financing. If the need arises, Anagram currently contemplates seeking additional financing or conducting a public offering in order to satisfy Prodijeux's additional cash requirements and any obligations it may have.

     Anagram has committed to loan Prodijeux up to approximately $790,000 (CDN $1,200,000) for continuing operations. Through September 25, 2002, Anagram has loaned Prodijeux $566,490 (CDN $858,969). Anagram may increase the amount loaned Prodijeux, if approved by the board of directors of Anagram.


     Currently Anagram receives its funding primarily from its parent, ADC Development Corp. ADC Development Corp. has committed to loan Anagram up to $750,000 pursuant to the terms of a promissory note. Through September 25, 2002 ADC Development Corp. has loaned Anagram $526,246. Depending upon the amount of money raised through the on-going public offering, Anagram may need additional financing to allocate to Prodijeux during the next twelve months.


NOTES PAYABLE

     Anagram and Prodijeux borrowed money under different repayment terms from a variety of sources as discussed the notes to the respective financial statements. Other than the bank loan and the loan owed to Anagram that are secured by all the assets of Prodijeux, all other debt owed by Prodijeux consists of unsecured debt with varying repayment schedules. The unsecured loan that is owed by Anagram is payable to its parent, ADC Development Corp. The principal and outstanding interest on this note is due on June 30, 2003. If Anagram is not in a position to repay this note by the due date Anagram is confident that the terms of the note can be renegotiated and an extension of time to make any repayments will be granted.

     If, for any reason, other parties demand repayment as agreed upon in the notes payable, Prodijeux will seek additional financing from Anagram if it cannot meet the obligations based on its cash position at the time of the demand. Prodijeux would request financing from Anagram and, if its own funds are not available, Anagram would request the additional funds from ADC Development Corp.

     Due to the nature of the relationships between Prodijeux and its creditors,

Anagram does not anticipate a creditor will demand repayment within the next twelve months. Although, if Prodijeux's cash position allows Prodijeux will pay off these debts earlier than scheduled to eliminate the payment of additional interest charges. If Prodijeux cannot make timely repayments it would request financing from Anagram who, if it cannot meet the request from its own funds, would seek financing from its parent


FACTORS THAT MAY AFFECT FUTURE RESULTS

     The following important factors, among others, could cause actual results to differ from those indicated in forward-looking statements made in this document. The following factors contain some forward-looking statements. Forward-looking statements give current expectations of forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Words such as anticipate, estimate, expect, project, intend, plan and believe are used, as are other words and terms of similar meaning, in connection with any discussion of future operating or financial performance.

Any or all forward-looking statements in this document and in any other public statements made may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

We have not undertaken any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. The reader is advised, however, to consult any further disclosures made on related subjects in future filings with the SEC.

     ANAGRAM IS A COMPANY WHOSE PRIMARY ASSET IS A MAJORITY INTEREST IN PRODIJEUX, A COMPANY WITH LIMITED OPERATIONS, AND THERE CAN BE NO ASSURANCE THAT EITHER ANAGRAM OR PRODIJEUX WILL EVER BECOME PROFITABLE.

     At this time, Anagram does not contemplate commencing active operations directly. The company in which Anagram has an investment, Prodijeux, has entered a highly competitive market. You should be aware of the difficulties which Prodijeux will encounter because it is a recently formed company and has only recently commenced operations, including, but not limited to, competition and unanticipated costs and expenses. There can be no assurance that Anagram will ever realize a positive net cash flow from its investment in Prodijeux. If Prodijeux's business and development plans prove to be unsuccessful, stockholders may lose all or a substantial part of their investments.


     ANAGRAM HAS NO LIMITATION UPON ITS ABILITY TO SELL ITS INTEREST IN PRODIJEUX, AND ANAGRAM MAY SELL ITS INTEREST IN PRODIJEUX AT A LOSS.

     Anagram may sell its interest in Prodijeux. There is no guarantee that Prodijeux will ever become profitable. If Prodijeux does not realize a profit at some point in the future, Anagram may decide to sell its interest in Prodijeux, and may sell its interest at a loss.

     ANAGRAM'S PRIMARY ASSET IS A 51% INTEREST IN PRODIJEUX, WHICH MAY REQUIRE, AND ANAGRAM MAY NOT BE ABLE TO OBTAIN, ADDITIONAL FINANCING TO MEET ITS CAPITAL REQUIREMENTS.

     Prodijeux will need additional financing to meet its capital requirements for product development, administrative expenses and other costs. Prodijeux currently has no arrangements to obtain additional financing and Prodijeux will be dependent upon sources such as: future earnings, the availability of funds from private sources including, but not limited to, loans and additional private placements, and the availability of funds through an additional public offering. In view of its lack of an operating history, Prodijeux's ability to obtain additional funds is limited. Additional financing may only be available, if at all, upon terms which may not be commercially advantageous. If adequate funds are not available from operations or additional sources of financing, Prodijeux's business will be materially adversely affected.

     THE DIRECTORS OF ANAGRAM MAY INVEST ADDITIONAL CORPORATE ASSETS IN A SUBSIDIARY OF WHICH ANAGRAM OWNS ONLY 51%

     The Board of Directors of Anagram may determine to invest additional assets of Anagram in Prodijeux in excess of its commitment to loan Prodijeux up to $790,000 if it is determined to be in the best interest of Anagram to both protect existing investments and to help Prodijeux increase its business. A court of law could find that Anagram is wasting corporate assets by investing them in a subsidiary of which Anagram owns only 51% if it is not obligated to do so or does not receive additional equity interest.

     In Delaware, each director owes a fiduciary obligation to exercise his or her judgment in the best interests of the corporation. Directors violate their fiduciary duty to the corporation when they misuse or waste corporate funds.

     THERE CAN BE NO ASSURANCE THAT ANAGRAM OR PRODIJEUX WILL EVER ACHIEVE PROFITABILITY.

     There can be no assurance that Anagram or Prodijeux will ever achieve profitability. Revenues and operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors, including, but not limited to, Prodijeux's cost of production, sales of its products and variations in expenditures for personnel and marketing. Prodijeux may incur significant expenditures to fund research and development of new products or improvements to their existing products. This would adversely affect Anagram's ability to generate a profit. Anagram may never be able to achieve profitability on a quarterly or annual basis. If Anagram does not, business will be adversely affected and potential investors will lose all or substantially all of their investment.

     THE INDUSTRY IS EXTREMELY COMPETITIVE, AND THERE IS NO GUARANTEE THAT COMPETITORS WITH SUPERIOR RESOURCES WILL NOT BRING NEW, BETTER AND CHEAPER PRODUCTS TO THE MARKET MORE QUICKLY THAN ANAGRAM'S PRIMARY INTEREST, PRODIJEUX.

     Competitors with superior resources may be able to bring new, better and cheaper games to the market more quickly than Prodijeux, thereby gaining a competitive edge over Prodijeux. Anagram believes that the quality of Prodijeux's products combined with the expertise of its combined management should give Prodijeux a competitive advantage. However, there can be no assurance that Prodijeux will be able to compete successfully or that competitive pressures faced by Prodijeux will not have a material adverse effect upon its business, operating results and financial condition. Anagram will not be directly engaged in any part of Prodijeux's business including, but not limited to, development, production and sales of WordXchange(R) and the Junior Edition. WordXchange(R)(R)'s major competition in the word game category is Scrabble . Scrabble has been the leader in word games sales for more than 50 years. WordXchange(R) 's success will depend heavily upon its ability to compete with Scrabble(R) and other word games.

     ANAGRAM'S SUCCESS IS DEPENDENT UPON THE KEY PERSONNEL OF PRODIJEUX, AND THE POTENTIAL LOSS OF SUCH KEY PERSONNEL WOULD HAVE A MATERIAL ADVERSE EFFECT UPON PRODIJEUX, THEREBY AFFECTING ANAGRAM ADVERSELY.

     Prodijeux's success depends to a significant extent upon the performance and continued services to Prodijeux of Michael Chiarore, co-founder and President of Prodijeux, and Rodolphe Charpentier, Prodijeux's co-founder, Vice-President of Marketing and Creative Director of Research and Development. Although Prodieux has suspended the employment agreement with Rudolphe Charpentier to reduce overheads, Mr. Charpentier remains as a member of the board of directors of Prodijeux and is available on an as needed basis to assist Prodijeux as issues arise.

     Michel Chiarore is in charge of Prodijeux's operations, manufacturing and distribution of Prodijeux's product line, and is experienced in dealing with suppliers and buyers. Rodolphe Charpentier is the creator of the WordXchange(R) game and has seventeen years of experience in the design and communications fields.

     The loss of services of either Mr. Chiarore or Mr. Charpentier would have a material adverse effect upon Prodijeux's business and its prospects.

     OUR MAJORITY SHAREHOLDER COULD EXERT SIGNIFICANT INFLUENCE OVER MATTERS REQUIRING STOCKHOLDER APPROVAL.

     ADC Development is Anagram's initial shareholder and owns 6,000,000 shares of our common stock and is its majority shareholder. Accordingly, ADC Development will be able to exert complete control over matters requiring approval by Anagram's stockholders, including, but not limited to, the election of directors and the approval of mergers or other business combinations. In addition, a company owned by Anagram's president, Paul Michelin and his wife, owns 83% of ADC Development.

     A PORTION OF PRODIJEUX'S FUTURE BUSINESS PLANS WILL DEPEND UPON ITS INTERNET MARKETING STRATEGY AND ITS BUSINESS, AND THEREBY ANAGRAM'S BUSINESS WOULD BE ADVERSELY AFFECTED IF USE OF THE INTEREST FAILS TO GROW IN THE FUTURE.

     Prodijeux plans to take full advantage of the potential of the Internet through development of a Website to promote Prodijeux's products, WordXchange(R) and WordXchange Junior Edition. A portion of Prodijeux's business depends upon its Internet marketing strategy and its business will be adversely affected if use of the Internet fails to grow in the future.

     THE MARKET FOR ANAGRAM'S SECURITIES IS UNSURE AND MAY BE VOLATILE

     There is no current market for Anagram's securities and there can be no assurance that a market will exist in the future. In addition, if a trading market does develop, there can be no assurance that Anagram's common stock can be resold either at or near its original trading prices. Anagram intends to arrange to list its common stock on the NASD Bulletin Board, which is maintained by the NASD. However, there can be no assurance that Anagram will qualify, or if it qualifies will continue to qualify, for such listing.

     PRODIJEUX CONDUCTS BUSINESS AND HAS OPERATIONS IN COUNTRIES OTHER THAN THE UNITED STATES AND ANY CHANGES IN INTERNATIONAL MARKETS OR CURRENCIES MAY MATERIALLY AFFECT ITS OPERATIONS, AND CONSEQUENTLY ANAGRAM'S VALUE.

     Prodijeux conducts its business and maintains, and intends to maintain, ongoing operations in the United States, Canada, Europe, and other international markets. Fluctuations in the foreign exchange rates between the United States dollar and these other countries could have an adverse affect upon Prodijeux's operating results in the future. Prodijeux may seek to limit its exposure to the risk of currency fluctuations by engaging in foreign currency transactions, which could expose us to substantial risk of loss. Prodijeux's management has limited experience in managing international transactions and has not yet formulated a strategy to protect against currency fluctuations. There can be no assurance that fluctuations in foreign currency exchange rates will not have a significant adverse impact upon Prodijeux's future operating results.


     PRODIJEUX'S AND ANAGRAM'S SUCCESS IS DEPENDENT UPON INDEPENDENT THIRD PARTIES TO MANUFACTURE THE PRODUCT.

     Prodijeux does not intend to conduct manufacturing operations on a continuing basis and will be dependent upon independent third parties to manufacture and ship WordXchange(R) and WordXchange(R) Junior Edition. Prodijeux expects to continue to be dependent upon such manufacturers for the foreseeable future. These manufacturers will be responsible for timely and cost-effective manufacturing, which may affect Prodijeux's ability to cost-effectively compete with other similar products. Therefore, Prodijeux is dependent upon the continued viability and financial stability of these manufacturers. In addition, these third party manufacturers are expected to produce WordXchange(R) and other products to specifications supplied by Prodijeux. However, there can be no assurance that these instructions will be followed by the manufacturers. Reliance upon suppliers, as well as industry supply conditions, generally involves several risks, including the possibility of defective parts or components, increase in component costs and reduced control over delivery schedules, any and all of which would adversely affect Prodijeux's financial results. Although Anagram is the majority shareholder of Prodijeux, Anagram has no control over the costs of production and manufacture by third parties. Delays or rising costs in the production of WordXchange(R) and other products would have a material adverse effect upon Anagram's business and prospects.

     PRODIJEUX EXPECTS TO INCUR SIGNIFICANT LOSSES FOR THE FORESEEABLE FUTURE AND THERE CAN BE NO ASSURANCE THAT PRODIJEUX OR ANAGRAM WILL EVER ACHIEVE PROFITABILITY.

     Prodijeux is still in the process of developing its products and therefore it expects to incur significant losses on both a quarterly and an annual basis for the foreseeable future. Prodijeux and Anagram are expecting losses to continue until such time as WordXchange(R) and WordXchange(R) Junior Edition are established, are being widely marketed and/or Prodijeux enters into a contract with toy stores or other retailer for distribution of WordXchange(R) and WordXchange(R) Junior Edition.

     ANAGRAM MAY BE SUBJECT TO THE SECURITIES AND EXCHANGE COMMISSION'S "PENNY STOCK" RULES IF OUR COMMON STOCK SELLS BELOW $5.00 PER SHARE.

     Anagram's shares may now and in the future be subject to the penny stock rules under the Securities Exchange Act of 1934 which regulate broker-dealer practices for transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than U.S. $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer's confirmation.

     In addition, the penny stock rules require that prior to a transaction, the broker and/or dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

     The penny stock rules are burdensome and may reduce purchases of any offerings and reduce the trading activity for Anagram's common shares. As long as Anagram's common shares are subject to the penny stock rules, the holders of such common shares may find it more difficult to sell their securities.

     CONFLICTS MAY EXIST WITH CERTAIN OF ANAGRAM'S OFFICERS AND DIRECTORS, WHICH MAY CAUSE THEM TO GIVE PRIORITY TO OTHER MATTERS OVER THE NEEDS OF ANAGRAM, WHICH MAY MATERIALLY AFFECT OUR OPERATIONS.

     There are several conflicts associated with Anagram's officers and directors. These conflicts include, engaging in other businesses similar or dissimilar to ours and allocating their time and services between us and the other entities with which they are involved. Robert Michelin, is a member of both Anagram's Board of Directors and Prodijeux's Board of Directors. In addition to sitting on Anagram's Board of Directors and Prodijeux's Board of Directors, Paul Michelin is a member of the Board of Directors of a number of other companies.

     UNFORESEEN PRICE INCREASES IN RAW MATERIALS MAY RESULT IN THE INCREASE IN THE ESTIMATED COST OF PRODUCTION FOR WORDXCHANGE(R)(R), THEREBY HAVING A MATERIAL ADVERSE EFFECT UPON ANAGRAM'S AND PRODIJEUX'S BUSINESS AND PROSPECTS.

     Prodijeux is dependent upon independent manufacturers and suppliers for production of WordXchange(R) and the Junior Edition. These independents are located in Asia. The market for raw materials may be volatile and unpredictable. As a result, the costs of manufacture could far exceed any estimates made by Prodijeux or Anagram. Although Anagram is the majority shareholder of Prodijeux, neither Anagram nor Prodijeux have any control over the costs of production and manufacture. Delays or rising costs in the production WordXchange(R) will have a material adverse effect upon our business and prospects.

     PRODIJEUX IS DEPENDENT UPON FOREIGN MANUFACTURERS, AND CURRENCY AND EXCHANGE FLUCTUATIONS MAY HAVE A MATERIAL ADVERSE EFFECT UPON ANAGRAM'S AND PRODIJEUX'S BUSINESS AND PROSPECTS.

     Because a large percentage of manufacturers and suppliers which Prodijeux is dependent upon are located in foreign locales, it is subject to a risk of currency and exchange rate fluctuations. In addition, the market may be subject to foreign government currency and/or other restrictions.

     INABILITY OF PRODIJEUX TO NEGOTIATE AND CLOSE CONTRACTS WITH MAJOR DISTRIBUTORS.

     Prodijeux has begun marketing WordXchange(R) on a limited basis and, through September 2002, had sold approximately 8,300 units. Prodijeux has negotiated and signed a distribution agreement with S & F Associates, Inc., based in Portland, Oregon, for US distribution of WordXchange(R) . Prodijeux has also entered into a sales management contract with Northern Group to manage and oversee sales throughout the United States, as well as a sales representation agreement for the states of Wisconsin, Illinois and Minnesota. While Prodijeux intends to enter into contracts with distributors to offer and sell WordXchange(R) and other products, there is no assurance that it will be able to negotiate or conclude satisfactory distributor agreements or, if negotiated and concluded, that such distributors will abide by the terms of said agreements. There can be no assurance that contracted distributors will employ qualified or competent personnel or that they will be able find retailers willing to carry and purchase Prodijeux's products. While Anagram is a majority shareholder of Prodijeux, Anagram does not have any control over the terms of any agreement for the distribution of WordXchange(R) . Delays or rising costs in the distribution and retail sale of WordXchange(R) will have a material adverse effect upon Prodijeux's business and prospects.


 QUALIFIED REPORT OF INDEPENDENT AUDITORS

     Our independent auditor's report on our financial statements includes an explanatory paragraph stating that the accompanying financial statements have been prepared assuming that we will continue as a going concern. Our operations have generated losses and cash flow deficiencies from inception, which raises substantial doubt about our ability to continue as a going concern. We may be unable to continue as a going concern.

ITEM 7. FINANCIAL STATEMENTS AND INDEX TO FINANCIAL DATA

     Set forth is a list of the consolidated financial statements of the Company being furnished in this Annual Report on Form 10-KSB pursuant to the instructions to Item 7. The financial statements as of and for the periods ending June 30, 2002 and 2001 are included following the signature pages of this report.

                          INDEX TO FINANCIAL STATEMENTS
Financial Statement                                                     Location*
-------------------                                                     ---------
Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . .    F-1

Audited Balance Sheets as of June 30, 2002 and June 30, 2001  . . . . .    F-2

Audited Statements of Operations, for the Period from October 1, 2000
(Inception) through June 30, 2001 and for the twelve months ended
June 30, 2002   . . . . . . . . . . . . . . . . . . . . . . . . . . . .    F-3

Audited Statement of Stockholders' Equity for the period
from October 1, 2000 (Inception) through June 30, 2002  . . . . . . . .    F-4

Audited Statements of Cash Flows, for the period from October 1, 2000
(Inception) through June 30, 2001 and
for the twelve months ended June 30, 2002   . . . . . . . . . . . . . .    F-5

Notes to Financial Statements   . . . . . . . . . . . . . . . . . . .     .F-6-F-12



* Page F-1 follows the signature page to this Annual Report on Form 10-K

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                    PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
SECTION 16(A) OF THE EXCHANGE ACT

     The following table and biographical outline sets forth the names and ages of the members of Anagram's board, Anagram's executive officers and the positions they each hold.


Name                               Age      Position
----                               ---      --------

Paul Michelin                      63       President, CEO, President,
                                            CFO/Principal Accounting Officer
                                            & Director

Robert Michelin                    38       Secretary & Director



     Paul Michelin is Anagram's President and one of Anagram's Directors. Since 1992 Mr. Michelin has served as the President and a Director of FMC Group, Inc., a financial consulting firm the stock of which he owns with his wife as tenants by the entireties. Mr. Michelin was appointed to serve as the President of International Child Care Corp. f/k/a COA Development Corp., OT Computer Training Corp., TL Industries, Inc., and International Software Technologies Corp in April 2001 and has served as a Director since 1995. Mr. Michelin previously served as Secretary of International Child Care Corp. since 1995. In addition, Mr. Michelin has served as the Chairman of the Board and Director of VI Solutions Inc. f/k/a SMC Multimedia Corp., which is engaged in the business of video conferencing sales and services. Since August 1995, Mr. Michelin has been a Director of Multicast Interactive Corp., f/k/a Stratosphere Communications Corp. Mr. Michelin also served from 1990 until 2000 as Secretary and Director of dotWAP.com f/k/a Nationwide Resources, Inc. which develops and markets computer software. Furthermore, Mr. Michelin has served since 1996 as a Director of Your Travel Connections, Inc., a travel agency 75% of which is owned by Louisa Michelin. Mr. Michelin attended McGill University in Montreal, Canada. Mr. Michelin has also served as a Director of Visitel Enterprises from January 2000 through May 5, 2001, as Director of QwikCap Corp. f/k/a Pacific Multimedia Corp. since September 1999, and as President and as Director of Solutions Software 2001, Inc. f/k/a Solutions Software, MIS Solutions, Inc. since March 16, 2001. From 1983 to 1987, Mr. Michelin was a principal of Michelin & Company, Inc., a brokerage firm. In 1986 and 1987, certain allegations were made against Mr. Michelin and Michelin & Company, Inc. with respect to non-compliance with certain state and NASD regulations. Mr. Michelin has advised management that the foregoing claims were totally without merit. Nevertheless, he chose to pay certain fines in order to avoid the expenditure of substantial time and money in litigation. The Company made a determination to cease business and elected not to pay the fine to the NASD in view of the fact that the only penalty for non-payment would be the suspension of its business, which the Company had determined to cease.

     Robert Michelin is Anagram's Secretary and one of Anagram's Directors. Since February 2000, Mr. Michelin has acted as the General Counsel for the Canadian Network for Vaccines and Immunotherapeutics (CANVAC), an initiative created by the Canadian government to commercialize university research in

Canada. Mr. Michelin has also served as the Vice President of Kensington Sports Management, Inc., a sports management firm specializing in the representation of professional coaches since January 1999. Kensington Sports Management is located in Montreal, Quebec, Canada. Mr. Michelin previously practiced law specializing in labor and employment matters. From September 1994 to June 1996, he was an attorney with the law firm of Heenan Blaikie located in Montreal, Quebec, Canada. Mr. Michelin was a sole practitioner from June 1996 to November 1997 and was an attorney with the firm of O'Connor, Greenspoon (presently known as Greenspoon, Perreault), also located in Montreal, Quebec, Canada, from November 1997 to January 1999. Mr. Michelin has been an independent journalist specializing in legal subjects since 1996. Mr. Michelin attended McGill University in Montreal and L'Institut d'Etudes Politiques in Paris, France.

     The following table sets forth the names and ages of the members of Prodijeux's board, their executive officers and the positions they each hold.


Name                       Age       Position
----                       ---       --------

Michel Chiarore            43        Director, President

Rodolphe Charpentier       44        Director, Vice President, Creative Director

Paul Michelin              63        Director

Robert Michelin            38        Director

James Perretty             38        Director

     Michel Chiarore is Prodijeux's President, and is in charge of operations, manufacturing and distribution of Prodijeux's product line. He has also been one of Prodijeux's Directors since 1998

     Mr. Chiarore is the founder and president of Diffusion Le Bouquin Inc. in Montreal, Diffusion Le Bouquin Inc. is a book distribution company, of which he is still President. His experience in the distribution business aided the company in creating and establishing its distribution network.

     His experience further includes 16 years as a manager of a bookstore with expertise in serving school commissions, government agencies and specialized organizations.

     Rodolphe Charpentier is the cofounder and creative director of product research and development for Prodijeux, Inc. He is also one of Prodijeux's Directors and its Creative Director and Vice President of Marketing.

     Previous to his responsibilities at Prodijeux, Mr. Charpentier worked, for over 17 years, as a communications and design consultant in industries ranging from corporate and public interests groups to fashion and commercial packaging. From 1996 to 1998, he focused mainly on the fashion trade, creating seasonal ad campaigns for national retail chains such as Reitmans, Smart Set, Parasuco Jeans and Bedo.

     James Perretty is one of Prodijeux's directors. He also serves as Secretary and a Director of International Child Care Corp. f/k/a COA Development Corp., OT Computer Training Corp., TL Industries, Inc., and International Software Technologies Corp. Mr. Perretty also serves as the Vice President/Secretary and a Director of Children of America, Inc. Mr. Perretty has been the Vice President/Secretary and a Director of ADC Development Corp. f/k/a Time To Train.com since its inception in March, 1999. Mr. Perretty has been the secretary of Childcare Corp. since January, 2000. Since 1995, Mr. Perretty has served as Vice President of FMC Group, Inc., a financial consulting firm. Since 1996, Mr. Perretty has also served, as President and a Director of Nationwide Resources, Inc., which through its ownership of Eti International, Ltd., a United Kingdom Corporation, develops and markets computer software. Nationwide Resources Inc. subsequently changed its name to dotWap.com Holdings Corp. in December 1999 at which time Mr. Perretty served as Secretary until July 2000. Furthermore, since 1997, Mr. Perretty has also served as Secretary and Director for Visual Interactive Solutions, Inc. f/k/a Stratosphere Multimedia Corp., which engaged in the business of video conferencing sales and services. Mr. Perretty is also Director of QwikCap Corp. (f/k/a Pacific Multimedia Corp. and QwikCap Information Services, Inc.), and was its President until September 1999. QwikCap. Corp develops and markets computer software systems. From 1984 to 1994, Mr. Perretty served as a Public Relations Consultant for the Communications Group, a public relations marketing firm. From 1994 to 1995, Mr. Perretty was an Advertising Account Executive and Vice President of Finance for Creative Communications Advantage, an advertising agency. Mr. Perretty received a B.A.A. degree in Business Administration from Broward Community College.

INVOLVEMENT IN LEGAL PROCEEDINGS

     Neither Anagram nor Prodijeux is aware that any of the above named directors and executive officers is or has been involved in any legal proceedings with respect to Anagram or Prodijeux.

COMPLIANCE WITH 16(A) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     To our knowledge, based solely on a review of such materials as are available from the SEC, no officer, director, or beneficial holder of more than ten (10%) percent of our issued and outstanding shares of common stock failed to timely file with the SEC any form or report required to be so filed pursuant to
Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended June 30, 2002.

ITEM 10. EXECUTIVE COMPENSATION

PRODIJEUX:

     Prodijeux has entered into an employment agreement with its president, Michel Chiarore. The agreement provides a salary in the amount of $37,722.00 (CDN $60,000) per year. The agreement also provides for an annual bonus equivalent to five (5%) of the pre-tax profits of Prodijeux as calculated by outside auditors in accordance with GAAP, above the first $75,444.00 (CDN $120,000) of such profits during the year. Prodijeux may terminate the agreement at any time, with or without cause.

     Prodijeux has entered into an employment agreement with its Vice President and creative director, Rodolphe Charpentier. In an attempt to reduce overhead this employment agreement has been suspended. Mr. Charpentier remains as a member of the board of directors of Prodijeux. Additionally, he is available on an as needed basis to assist Prodijeux as issues arise. As sales increase the Company believes that it is possible that Mr. Charpentier could return to his role as Vice President/Creative Director, but neither the Company nor Mr. Charpentier are obligated to any future employment contracts. The existing agreement provides for a salary in the amount of $37,722.00 (CDN$60,000) per year, which has been suspended. The agreement also provides for an annual bonus equivalent to five (5%) of the pre-tax profits of Prodijeux as calculated by outside auditors in accordance with GAAP, above the first $75,444.00 (CDN $120,000) of such profits during the year. Prodijeux may terminate the agreement at any time, with or without cause.

     Prodijeux also retained Anagram's secretary, Robert Michelin, as an independent contractor. Mr. Michelin was paid a monthly retainer of $1,266 (CDN
$2,000).   This agreement has been suspended as of June 1, 2002 and is no longer in effect. As sales increase, the Company believes that it is possible that this monthly retainer could be reinstated but the Company is not obligated to do so.

Stock option plan

     Anagram intends to implement a stock option plan in the future. The purpose of the plan will be to provide its directors, officers, key employees and consultants with additional incentives by increasing their ownership interests. The stock option plan, which Anagram anticipates will incorporate both qualified and non-qualified options, will contain terms that shall be approved by the board and submitted to the shareholders for approval.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Set forth in the table below is information concerning the ownership, as of the close of the business on September 25, 2002, of the common stock by each person who is known to us to be the beneficial owner of more than five (5%) percent of our outstanding common stock, each officer and director, and all directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of our common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws, where applicable.

                                          AMOUNT OF     PERCENTAGE(1)
                                          BENEFICIAL
NAME                                      OWNERSHIP
----                                      ---------     --------
--------------------------------------------------------------------------------
ADC Development Corp.
2700 North Military Trail, # 100,
Boca Raton, Florida, 33431                 6,000,000     69%
--------------------------------------------------------------------------------
Paul Michelin,
Director and President (2)                 6,000,000     69%
--------------------------------------------------------------------------------
Robert Michelin, Director and
Secretary                                  0              0%
--------------------------------------------------------------------------------
All Officers & Directors as a group -
Two people (1)                             6,000,000     69%
--------------------------------------------------------------------------------

(1) Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that may be acquired by such person within 60 days from the date on which beneficial ownership is to be determined, upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not those held by any other person) and which are exercisable within such 60 day period, have been exercised.


(2) Includes 6,000,000 shares held by ADC Development Corp., of which eighty-three (83%) percent of its capital stock is owned by FMC Group Inc., of which Mr. Paul Michelin is the President and a Director. Mr. Michelin, together with his wife are the sole shareholders of FMC Group, Inc.


CERTAIN RELATIONSHIPS AND TRANSACTIONS

     ADC Development Corp., of which FMC Group Inc. owns eighty-three (83%) percent of its capital stock, owns the majority of our outstanding common stock. Accordingly, FMC Group, Inc. through ADC Development will be able to exert complete control over matters requiring approval by our stockholders, including, but not limited to the election of directors and the approval of mergers or other business combinations.

     Two of Anagram's directors are related, Robert Michelin is Paul Michelin's nephew.

     Anagram owns fifty one (51%) percent of the outstanding stock of Prodijeux. Anagram has also agreed to loan Prodijeux approximately $790,000 (CDN $1,200,000), of which $566,490 (CDN $858,969) has been advanced as of September 25, 2002, at an interest rate of seven (7%) percent per annum. This loan is to be repaid upon the earlier of (i) Prodijeux achieving sales of at least fifty thousand (50,000) units of WordXchange , or (ii) by October 1, 2002. The current loan will be funded by Anagram through its parent ADC Development Corp.

     Anagram's loan from ADC Development Corp. is for an amount up to $750,000 at an interest rate of 6% per year, with the unpaid principal and interest balance due on June 30, 2003.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following Exhibit Index sets forth the applicable exhibits (numbered in accordance with Item 601 of Regulation S-B) which are required to be filed with this Annual Report on Form 10-KSB:


Exhibit

3.1   Articles of Incorporation.*

3.2   By-Laws.*

4.1   Specimen Common Stock Certificate.*

23.1  Consent of Daszkal Bolton, LLP


The exhibits designed above with an asterisk (*) have previously been filed with the Commission and, pursuant to 17 C.F.R. Secs. 201.24 and 240.12b-32, are incorporated by reference to the Registrant's Registration Statement on Form SB-2 number 333-58720, effective May 9, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 15, 2002.

                                        Anagram Plus, Inc.

                                               /s/ Paul Michelin
                                        By:_________________________________
                                            Paul Michelin, President, CEO
                                           & CFO/Principal Accounting Officer

     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.


     /s/  Robert Michelin                      October 15, 2002
     -------------------------------------
     Robert Michelin, Secretary & Director

                               ANAGRAM PLUS, INC.

                              FINANCIAL STATEMENTS

                 FOR THE YEAR ENDED JUNE 30, 2002 (CONSOLIDATED)
                   AND PERIOD FROM OCTOBER 1, 2000 (INCEPTION)
                             THROUGH JUNE 30, 2001

                                TABLE OF CONTENTS
                                -----------------


Independent  Auditor's  Report    . . . . . . . . . . . . . . . . . . . . . . . .  1

Financial  Statements:

      Balance Sheets as of June 30, 2002 (Consolidated) and June 30, 2001 . . . .  2

      Statements of Operations for the period ended June 30, 2002 (Consolidated)
        and  from October  1,  2000  (Inception)  to  June  30,  2001 . . . . . .  3

      Statement  of Changes in Stockholders' Deficit for the period from October
         1,  2000 (Inception)  through  June  30,  2002 . . . . . . . . . . . . .  4

      Statements of Cash Flows for the period ended June 30, 2002 (Consolidated)
         and  from  October  1,  2000  (Inception)  to  June  30,  2001 . . . . .  5

Notes  to  Financial  Statements  . . . . . . . . . . . . . . . . . . . . . . . .  6-12


Michael I. Daszkal, CPA, P.A.     Daszkal Bolton LLP       2401 N.W. Boca Raton Boulevard
Jeffrey A. Bolton, CPA, P.A.  Certified Public Accountants            Boca Raton, FL 33431
Timothy R. Devlin, CPA, P.A.                                               t: 561.367.1040
Michael S. Kridel, CPA, P.A.                                               f: 561.750.3236
Marjorie A. Horwin, CPA, P.A.                                        www.daszkalbalton.com


                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------



To  the  Board  of  Directors  and  Stockholders
Anagram  Plus,  Inc  and  subsidiary.

We have audited the accompanying balance sheets of Anagram Plus, Inc. and subsidiary as of June 30, 2002 (consolidated) and June 30, 2001, and the related statements of operations, changes in stockholders' equity and cash flows for the year ended June 30, 2002 (consolidated) and for the period from October 1, 2000
(inception) to June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Anagram Plus, Inc. and Subsidiary as of June 30, 2002 and 2001, and the results of its operations and its cash flows for the year ended June 30, 2002 and for the period from October
1, 2000 (inception) to June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the financial statements, the Company has suffered recurring losses from operations and had negative cash flows from operations which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in the Note 16. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                       /S/ DASZKAL BOLTON LLP

Boca  Raton,  Florida
September 27, 2002

ANAGRAM PLUS, INC.
BALANCE SHEETS
JUNE 30, 2002 (CONSOLIDATED) AND JUNE 30, 2001
--------------------------------------------------------------------------------
                                     ASSETS
                                    --------
                                                                         2002      2001
                                                                      ---------  ---------
Current assets:
  Cash                                                                $ 51,781    $    539
  Accounts receivable                                                    5,534           -
  Inventory                                                             57,556           -
                                                                      ---------  ---------
       Total current assets                                            114,871         539

Property and equipment, net                                             13,062           -

Intangible assets, net                                                  13,439           -
Investment                                                                   -     224,968
                                                                      ---------  ---------


       Total assets                                                   $ 141,372  $ 225,507
                                                                      =========  =========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------
Current liabilities:
  Accounts payable                                                    $  14,511  $  6,000
  Due to related party                                                   22,415       667
  Accrued expenses                                                       55,947     4,469
  Current portion of long-term debt                                      39,489         -
  Loan payable - related party                                          517,996   242,779
                                                                      ---------  ---------

       Total current liabilities                                        650,358   253,915

Long-term debt, net of current portion                                    1,662         -

Stockholders' deficit:
  Preferred stock, $0.01 par value; 2,000,000 shares authorized               -         -
  Common stock, $.001 par value; 20,000,000 shares
    authorized, 6,236,000 shares issued and outstanding                   6,236     6,236
  Accumulated paid-in-capital                                            (4,828)  115,438
  Foreign currency adjustment                                            (7,001)        -
  Accumulated deficit                                                  (505,055) (150,082)
                                                                      ---------  ---------

       Total stockholders' deficit                                     (510,648)  (28,408)
                                                                      ---------  ---------

       Total liabilities and stockholders' deficit                    $ 141,372   $225,507
                                                                      =========  =========

          See accompanying notes to consolidated financial statements.

ANAGRAM PLUS, INC.
STATEMENT OF OPERATION FOR THE PERIOD ENDED
JUNE 30, 2002 (CONSOLIDATED) AND FROM
OCTOBER 1, 2000 (INCEPTION) TO JUNE 30, 2001
--------------------------------------------------------------------------------

                                                                  2002         2001
                                                               -----------  -----------
  Revenues                                                     $   33,507   $        -

  Cost of goods sold                                               34,768            -
                                                               -----------  -----------

  Gross loss                                                       (1,261)           -

  Selling, general and administrative expenses:
    Advertising                                                     2,582            -

    Amortization                                                   21,766            -

    Consulting                                                     63,674           80

    Depreciation                                                    5,573            -

    Equipment rental                                                1,637            -

    Marketing                                                       8,775            -

    Office supplies                                                 6,637           80

    Professional fees                                              18,357        9,500

    Promotion                                                       4,656            -

    Rent                                                            6,387            -

    Salaries                                                       77,677            -

    Telephone                                                       3,265           19

    Travel                                                         23,440          784

    Other expenses                                                  7,572        1,437
                                                               -----------  -----------
          Total selling, general and administrative expenses      251,998       11,900


  Loss from impairment of goodwill                                (65,377)           -


  Interest expense                                                (23,388)      (4,469)


  Loss from investment                                                  -     (133,713)
                                                               -----------  -----------

  Net loss                                                     $ (342,024)  $ (150,082)
                                                               ===========  ===========

  Net loss per share (basic and diluted)                       $    (0.05)  $    (0.02)
                                                               ===========  ===========

  Weighted average shares outstanding (basic and diluted)       6,236,000    6,076,015
                                                               ===========  ===========

          See accompanying notes to consolidated financial statements.

ANAGRAM  PLUS,  INC.
STATEMENT  OF  CHANGES  IN  STOCKHOLDER'S  DEFICIT
FOR  THE  PERIOD  FROM  OCTOBER  1,  2000  (INCEPTION)  THROUGH  JUNE  30,  2002
--------------------------------------------------------------------------------

                                                                              Accumulated
                                                   Common Stock     Additional   Other
                                                ------------------   Paid-In Comprehensive Accumulated
                                                 Shares    Amount    Capital    Income      Deficit      Total
                                                ---------  -------  ---------  --------  ----------  ----------
Balance at October 1, 2000 (Inception)                  -  $     -  $      -   $     -   $       -   $       -

Common stock issued for cash                    6,236,000    6,236   117,764         -           -     124,000

Costs associated with common stock issuance             -        -    (2,326)        -           -      (2,326)

Net loss for the period ended June 30, 2001             -        -         -         -    (150,082)   (150,082)
                                                ---------  -------  ---------  --------  ----------  ----------

Balance at June 30, 2001                        6,236,000    6,236   115,438         -    (150,082)    (28,408)

Purchase of additional interest in subsidiary           -        -   (69,597)        -     133,713      64,116

Costs associated with Form SB-2 filing                  -        -   (50,669)        -           -     (50,669)

Foreign currency adjustment                             -        -         -    (7,001)          -      (7,001)

Negative minority interest                              -        -         -         -    (146,662)   (146,662)

Net loss for the period ended June 30, 2002             -        -         -         -    (342,024)   (342,024)
                                                ---------  -------  ---------  --------  ----------  ----------

Balance at June 30, 2002                        6,236,000  $ 6,236  $ (4,828)  $(7,001)  $(505,055)  $(510,648)
                                                =========  =======  =========  ========  ==========  ==========

          See accompanying notes to consolidated financial statements.

ANAGRAM  PLUS,  INC.
STATEMENTS  OF  CASH  FLOWS  FOR  THE  PERIOD  ENDED
JUNE  30,  2002  (CONSOLIDATED)  AND  FROM
OCTOBER  1,  2000  (INCEPTION)  TO  JUNE  30,  2001
--------------------------------------------------------------------------------


                                                                                         2002        2001
                                                                                      ----------  ----------
Cash flows from operating activities:
  Net loss                                                                            $(342,024)  $(150,082)
  Adjustments to reconcile net loss to cash provided (used) by operating activities:          .
    Depreciation and amortization                                                        27,339           -
    Loss from equity investment                                                               -     133,713
    Loss from impairment of goodwill                                                     65,377
  Changes in assets and liabilities net of effects from acquisition:
    (Increase) decrease in:
      Accounts receivable                                                                 7,963           -
      Inventory                                                                         (34,468)          -
    Increase (decrease) in:
      Accounts payable                                                                  (48,317)      6,000
      Accrued expenses                                                                   21,478       4,469
      Due to related parties                                                             21,748         667
                                                                                      ----------  ----------
Net cash used in operating activities                                                  (280,904)     (5,233)
                                                                                      ----------  ----------

Cash flows from investing activities:
  Advances to related party                                                                   -    (292,011)

  Purchase of intangible assets                                                         (12,717)          -

  Cash purchased in acquisition                                                          56,811           -

  Net assets acquired in acquisition                                                     45,797           -

  Investment in Prodijeux, Inc.                                                               -     (66,670)
                                                                                      ----------  ----------
Net cash used in investing activities                                                    89,891    (358,681)
                                                                                      ----------  ----------

Cash flows from financing activities:
  Proceeds from issuance of common stock, net                                                 -     121,674

  Repayments of long-term debt                                                           (6,600)          -

  Costs associated with Form SB-2 filing                                                (20,669)          -

  Proceeds from loan from related party                                                 275,217     242,779
                                                                                      ----------  ----------
Net cash provided by financing activities                                               247,948     364,453
                                                                                      ----------  ----------

Effect of exchange rate changes on cash                                                  (5,693)          -

Net (decrease) increase in cash                                                          51,242         539
                                                                                      ----------  ----------
Cash at beginning of period                                                                 539           -
                                                                                      ----------  ----------
Cash at end of period                                                                 $  51,781   $     539
                                                                                      ==========  ==========

Supplemental disclosure of cash flow information:
  Interest paid                                                                       $   1,910   $       -
                                                                                      ==========  ==========

  Non-cash transactions affecting investing activities:
    Purchase of additional interest in subsidiary in exchange
      for advance from related party                                                  $   2,020   $       -
                                                                                      ==========  ==========

          See accompanying notes to consolidated financial statements.

ANAGRAM  PLUS,  INC.
NOTES  TO  FINANCIAL  STATEMENTS
--------------------------------------------------------------------------------

NOTE  1  -  ORGANIZATION  AND  DESCRIPTION  OF  BUSINESS
--------------------------------------------------------

Anagram Plus, Inc., a subsidiary of ADC Development Corp., is a 51% owner of the Canadian company Prodijeux, Inc. The accompanying consolidated financial statements for the period ended June 30, 2002 represent those of Anagram Plus and its subsidiary (the Company).

The Company specializes in the creation and development of interactive education/entertainment products in the form of traditional family board games. The first game in this line of "edutainment" products is "WordXchange" which is available in adult and junior editions, as well as being available in the French and English languages. The games will be distributed through department stores, toy specialty stores, bookstores and the internet.

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
----------------------------------------------------------

Principles  of  Consolidation
-----------------------------

Prior to July 1, 2001 the Company used the equity method of accounting for its investment in Prodijeux, Inc. The accompanying financial statements for the period from October 1, 2000 (Inception) to June 30, 2001 account for the
Company's  investment  in  Prodijeux  under  the  equity  method.

The accompanying consolidated financial statements for the period ended June 30, 2002 include the accounts of the parent company, Anagram Plus, Inc. and its subsidiary, Prodijeux, Inc. The results of operations of the subsidiary have been included from the date of acquisition (July 1, 2001) through June 30, 2002. All significant intercompany accounts and transactions have been eliminated.
The  fiscal  year  end  of  the  Company  and  its  subsidiary  is  June  30.

Minority  Interest
------------------

Under generally accepted accounting principles when losses applicable to the minority interest in a subsidiary exceed the minority interest in the equity capital of the subsidiary, the excess is charged to the majority interest since there is no obligation of the minority interest to make good on such losses. The Company, therefore, has included losses applicable to the minority interest against its interest. If future earnings do materialize, the Company shall be credited to the extent of such losses previously absorbed.

Cash  Equivalents
-----------------

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. There are no cash equivalents at year-end.

Use  of  Estimates
------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Inventory
---------

Inventory, consisting primarily of finished goods, is valued at the lower of cost or replacement value. The cost of the inventory is determined by using the first-in, first-out method.

Property  and  Equipment
------------------------

Property and equipment is recorded at cost and is depreciated using accelerated methods over the assets estimated useful lives.

ANAGRAM  PLUS,  INC.
NOTES  TO  FINANCIAL  STATEMENTS
--------------------------------------------------------------------------------

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED
----------------------------------------------------------------------

Revenue  Recognition
--------------------

Revenue is recognized on sales of products when the customer receives title to the goods and collectibility is reasonably assured, generally upon delivery.

Intangible  Assets
------------------

Intangible assets consist of trademark, financing costs and patent are recorded at cost. Amortization is based on the estimated useful life using the straight-line method over five years.

Advertising
-----------

Advertising costs are expensed when incurred. The advertising cost incurred for the periods ended June 30, 2002 and 2001 was $2,582 and $0, respectively.

NOTE  3  -  ACCOUNTS  RECEIVABLE
--------------------------------

Accounts receivable consists of normal trade receivables. The Company assesses the collectibility of its accounts receivable regularly. Based on this assessment, an allowance for doubtful accounts is recorded. At June 30, 2002 an allowance for doubtful accounts was not considered necessary.

NOTE  4  -  INVESTMENT
----------------------

At its inception the Company entered in to a stock subscription agreement with the shareholders of Prodijeux, Inc., a Canadian company and accounted for the investment under the equity method of accounting. According to the terms of the agreement the Company purchased 495 shares of Prodijeux, representing 49.5% of the outstanding shares in exchange for $66,670. The purchase price was allocated to the 49.5% of the assets acquired based on their estimated fair values. The 49.5% of the assets acquired total $3,300 and the portion of the liabilities assumed were $30,426. The stockholders' deficit was allocated to goodwill. Goodwill totaled $93,796 and is being amortized on a straight-line basis over 5 years.

The Company's loss on its investment in Prodijeux for the period ended June 30, 2001 is presented in the following table.


                                                 Period ended
Allocated portion of Prodijeux's:               June 30, 2001
                                               ----------------

Sales                                          $       5,941
                                               ================

Gross (loss) profit                            $      (1,535)
                                               ================

Net loss                                       $     (86,006)
                                               ================


Loss from equity investment:
Allocated net loss o Prodijeux, Inc.           $     (86,006)
Less: Amortization of excess cost                     (9,380)
Loss on equity investment                      ----------------
                                                     (95,386)
                                               ================

ANAGRAM  PLUS,  INC.
NOTES  TO  FINANCIAL  STATEMENTS
--------------------------------------------------------------------------------

NOTE  4  -  INVESTMENT,  CONTINUED
----------------------------------

In September 2000 the Company executed a note receivable with Prodijeux for an amount up to $330,350 ($500,000 Canadian). The note charges no interest until 50,000 units of the product are sold, and then charges interest at 7% per annum. The note is due upon demand but not before July 1, 2002. The loan is secured by all the rights and titles that Prodijeux has on its family game products. The Company was owed $292,011 at June 30, 2001.

The investment in Prodijeux had a balance of $224,968 June 30, 2001. The details of the investment account are presented in the following table:

                                   Period ended
                                  June 30, 2001
                                 ---------------

Investment in Prodijeux:
   Beginning Balance              $   109,227
     Initial investment                     -
     Advances to Prodijeux            211,127
     Allocated portion of net loss    (86,006)
     Amortization of excess cost       (9,380)
                                 ---------------
   Ending Balance                 $   224,968
                                 ================

On July 1, 2001 the Company purchased an additional 1.5% interest in Prodijeux from another shareholder for approximately $2,020. The purchase price was allocated to the 1.5% of the assets acquired based on their estimated fair values. The 1.5% of the assets acquired total $1,721 and the portion of the liabilities assumed were $5,213. The stockholders' deficit was allocated to goodwill. Goodwill totaled $5,512 and is being amortized on a straight-line basis over 5 years.

After the purchase of the additional interest the Company is the majority shareholder, holding 51% of the outstanding stock of Prodijeux, Inc. Additionally, the Company received a statement from the two other major shareholders of Prodijeux acknowledging that Anagram Plus can unilaterally control the daily operations of the Company and may appoint or remove members of the board of directors of Prodijeux at will by virtue of its majority ownership of the outstanding shares of Prodijeux. Beginning July 1, 2001 the Company consolidated the financial statements of Prodijeux to reflect its financial control of the subsidiary.

NOTE  5  -  GOODWILL  IMPAIRMENT
--------------------------------

Pursuant to SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company evaluated the recoverability of the long-lived assets, primarily goodwill recorded in the acquisition of Prodijeux Inc. Consequently, the Company recorded a non-cash charge of $65,377 or $0.01 per share of common stock, adjusting the carrying value of the goodwill to its estimated fair of $-0-. Yearly amortization for such goodwill was $19,861.

ANAGRAM  PLUS,  INC.
NOTES  TO  FINANCIAL  STATEMENTS
--------------------------------------------------------------------------------

NOTE  6  -  PROPERTY  AND  EQUIPMENT
------------------------------------
Property  and  equipment  consist  of  the  following  at  June  30,  2002:

     Equipment                         $   15,225
     Computer equipment                     9,184
                                       -----------
         Total property and equipment      24,409
         Less: accumulated depreciation   (11,347)
                                       -----------
         Property and equipment, net   $   13,062
                                       ===========


Depreciation expense for the periods ended June 30, 2002 and 2001 was $5,573 and $-0-, respectively.

NOTE  7  -  INTANGIBLES
-----------------------
Intangible properties consist of trademark, patent and financing costs and are accounted for at cost. Amortization is based on the estimated useful life using the straight-line method over five years. Amortization expense for the period ended June 30, 2002 was $1,905.
                                  Accumulated         Net
                      Cost       Amortization        Value
                   ------------ ----------------- ------------
Trademark           $    2,069     $     723       $   1,346
Patent                  12,717         1,272          11,445
Incorporating costs        641           509             132
Financing costs            793           277             516
                   ------------ ----------------- ------------
                    $   16,220     $   2,781       $  13,439
                   ============ ================= ============

NOTE  8  -  LONG-TERM  DEBT
---------------------------
At  June  30,  2002  long-term  debt  consisted  of  the  following:

Loan  payable  to individuals bearing interest at a rate of 10% per annum, due
on  demand and not repayable before October 1, 2002.                               $32,885

Term  bank loan bearing interest at Canadian prime, 4.25% at June 30, 2002, plus
1.5%  (total  5.75%),  repayable monthly in monthly capital installments of $550 until  September  2003 plus interest. The loan is secured by a moveable hypothec
over  the  university  of  claims.                                                   8,266
                                                                                  ---------
                                                                                    41,151
Less:  current portion                                                             (39,489)
                                                                                  ---------

Total long-term debt                                                                $1,662
                                                                                  =========
Long-term debt principal repayments to be made during the subsequent periods are as  follows:

         For the periods ending June 30,
        ----------------------------------
                     2003                         $   39,489
                     2004                              1,662
                                                 --------------
                                                  $   41,151
                                                 ===============

ANAGRAM  PLUS,  INC.
NOTES  TO  FINANCIAL  STATEMENTS
--------------------------------------------------------------------------------
NOTE  9  -  INCOME  TAXES
-------------------------

Temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities did not give rise to significant portions of deferred taxes at June 30, 2002 and 2001.

As of June 30, 2002 and June 30, 2001, the Company had an unused net operating loss carry forward of $264,653 and $9,484, respectively, available for use on its future corporate federal tax returns. The Company's evaluation of the tax benefit of its net operating loss carry forward is presented in the following table. The tax amounts have been calculated using the Company's effective income tax rates (U.S. - 37%, Canadian - 22%) resulting from the use of graduated rates.

                                                    JUNE 30,      JUNE 30,
                                                     2002          2001
                                                ---------------  --------
Deferred tax asset:
  Tax benefit of net operating loss - domestic  $        8,826   $ 4,403
  Tax benefit of net operating loss - foreign           53,507         -
                                                ---------------  --------
    Total deferred tax benefit                          62,333     4,403
Valuation allowance:
  Beginning balance                                     (4,403)  $  (894)
    Increase during the year                           (57,930)   (3,509)
                                                ---------------  --------
  Ending balance                                       (62,333)   (4,403)
                                                ---------------  --------
Net deferred taxes                              $            -   $     -
                                                ===============  ========

    Year Loss Originated                        Year Expiring
----------------------------------------------  ---------------

    June 30, 2001                                         2021
    June 30, 2002                                         2022

Reconcilation of the Federal statutory income tax rate to the Company's effective income tax rate is as follows:

                                      JUNE 30,    JUNE 30,
                                        2002       2001
                                      ---------  ---------
    Computed at the statutory rates   $ 80,260   $ 37,175
    Non-deductible items               (22,330)   (33,666)
    Increase in valuation allowance    (57,930)    (3,509)
    Tax provision (benefit)           $      -   $      -
                                      =========  =========

NOTE  10  -  RELATED  PARTY  TRANSACTIONS
-----------------------------------------

On July 1, 2001 the Company purchased an additional 1.5% interest in Prodijeux from another shareholder for approximately $2,020. After the purchase of the additional interest the Company is the majority shareholder, holding 51% of the outstanding stock of Prodijeux, Inc. Additionally, the Company received a statement from the two other major shareholders of Prodijeux acknowledging that Anagram Plus can unilaterally control the daily operations of the Company and may appoint or remove members of the board of directors of Prodijeux at will by virtue of its majority ownership of the outstanding shares of Prodijeux.

ANAGRAM  PLUS,  INC.
NOTES  TO  FINANCIAL  STATEMENTS
--------------------------------------------------------------------------------

NOTE  10  -  RELATED  PARTY  TRANSACTIONS,  CONTINUED
-----------------------------------------------------

During the period the Company executed a non-interesting bearing demand note with another shareholder. The Company borrowed $18,600 from the shareholder and made no repayments during the period ended June 30, 2002.

A related party by way of common management has paid operating expenses on behalf of the Company. During the periods ended June 30, 2002 and June 30, 2001 the related party paid operating expenses on behalf of the Company in the amount of $1,128 and $4,556, respectively. The Company made no repayments during the period ended June 30, 2002 and $3,889 for the period ending June 30, 2001. The Company owes the related party $1,795 as of June 30, 2002.

In June 30, 2002 the Company and its parent agreed to increase the unsecured promissory note to $750,000, or a lesser amount actually loaned now or in the future. Under the terms of the note, interest of 6% per year began to accrue on the unpaid balance as of February 28, 2001. At the same time the parent agreed to extend the due date of the unpaid principal and interest balance, on the note referred to above, until June 30, 2003.

Under the terms of this note, the parent loaned the Company $275,217 and $97,893, respectively, for the periods ending June 30, 2002 and June 30, 2001. At June 30, 2002 and June 30, 2001 the Company owed its parent $517,996 and $242,779, respectively in unpaid principal and $25,947 and $4,469 in accrued interest.

A member of the board of directors provides management and consulting services to the subsidiary for $1,275 ($2,000 Canadian) per month. The Company paid the related party $14,023 during the period ended June 30, 2002. The Company owed the shareholder $1,275 at June 30, 2002.

NOTE  11  -  COMMON  STOCK  AND  SUBSEQUENT  EVENT
--------------------------------------------------

In a private offering dated March 23, 2001, the Company offered common shares of $.001 par value at a price of $.50 per share; the offering terminated on April 15, 2001. The Company sold 236,000 shares under the terms of this offering, for a total of $118,000.

Subsequent  Event
-----------------

Subsequent to the balance sheet date, the Company sold 12,000 shares for a total of $12,000 under the terms of the public offering.

NOTE  12  -  ECONOMIC  DEPENDENCE
---------------------------------

The  Company  purchases  100%  of  its  raw  materials  from  one  supplier.

NOTE  13  -  CURRENCY  RATES
----------------------------

For the purpose of conversion from Canadian Dollars to U.S. Dollars, the end of the month and twelve month average exchange rates were used, where applicable. The rate, as quoted in the Wall Street Journal, was $0.6595 Canadian Dollars to 1 U.S. Dollar at June 30, 2002 and $0.6607 at June 30, 2001.

The average rate for the periods ending June 30, 2002 and 2001 was $0.6374 and $0.6533, respectively, Canadian Dollars to $1 U.S. Dollar.

ANAGRAM  PLUS,  INC.
NOTES  TO  FINANCIAL  STATEMENTS
--------------------------------------------------------------------------------

NOTE  14  -  PRO  FORMA  INFORMATION
------------------------------------

The following pro forma information for the period ended June 30, 2001 gives effect to the acquisition of Prodijeux Inc. by Anagram Plus, Inc. in a transaction accounted for as a purchase. The information is the result of combining the results of operations of Anagram Plus and Prodijeux as if the acquisition occurred on October 1, 2000 (inception of Anagram Plus).

                                                             Pro Forma
                                                             Combined
                                                          -----------------
                        Revenues                          $         24,487

                        Net loss from operations          $       (271,313)
                                                          =================

                        Net loss per share                $          (0.05)
                                                          =================

NOTE  15  -  LETTER  OF  CREDIT  AND  SUBSEQUENT  EVENT
-------------------------------------------------------

As of June 30, 2002 the Company has an outstanding letter of credit in the amount of $29,488. Subsequent to the balance sheet date the Company had two additional letters of credit in the amount of $73,884. These letters of credit are secured by a certificate of deposit, for the same amount, opened subsequent to the balance sheet date. Under the terms of a credit line facility the Company has the ability to issue letters of credit up to a total amount of $250,000 during the year.

NOTE  16  -  GOING  CONCERN  AND  MANAGEMENT'S  PLAN  OF  ACTION
----------------------------------------------------------------

As shown in the accompanying financial statements, the Company incurred a net loss during the periods ended June 30, 2002 and June 30, 2001 and, as of those dates the Company's total liabilities exceeded its total assets.

Under the terms of the related party loan payable referenced in Note 8, the Company has a commitment from its parent, ADC Development Corp., for funds in the amount of $750,000, of which approximately $233,000 is still due the Company. These funds will be loaned to Prodijeux as needed. In addition, the funds will also be used to cover Anagram's operating expenses. As Prodijeux's need for additional funding decreases, Anagram's cash requirements will also decrease. The Company is attempting to raise additional funds from a public offering. The ability of the Company to achieve its funding requirements is dependent upon the success of the public offering and the ability of ADC to fulfill its commitment.