Form 10QSB
period 2002-09-30
ANAGRAM PLUS INC
filed 2002-11-14
CIK 1138016

                                   FORM 10-QSB


                     U.S. Securities and Exchange Commission
                              Washington D.C. 20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For  the  fiscal  quarter  ended:  SEPTEMBER  30,  2002
Commission  file  number:  333-58720



                               ANAGRAM PLUS, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                              65-1045323
(State or other jurisdiction of              (I.R.S. Employer
Incorporation or organization)              Identification No.)



                        2700 N. MILITARY TRAIL, SUITE 100
                              BOCA RATON, FL 33431
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (561) 241-3621
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes  X                   No
                               ---                     ---

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of November 8, 2002: 6,394,000 shares of common stock, par value $.001 per share.

                                      INDEX
                                      -----

PART  I.  FINANCIAL  INFORMATION

Item  1.  Financial  Statements

Condensed  Consolidated  Balance  Sheet  (unaudited) - September 30, 2002  . .  1

Condensed  Consolidated  Statements  of  Operations  (unaudited)  for  the
Three  Months  Ended  September  30,  2002  and  2001    . . . . . . . . . . .  2

Condensed  Consolidated  Statements  of  Cash  Flows  (unaudited)  for  the
Three  Months  Ended  September  30,  2002  and  2001    . . . . . . . . . . .  3

Notes  to  Condensed  Consolidated  Financial  Statements  (unaudited)   . . .  4

Item  2.  Management's  Discussion  and  Analysis  of
Financial  Conditions  and  Results  of  Operations    . . . . . . . . . . . .5-8

PART  II.  OTHER  INFORMATION

Signatures   . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . .  10



                               ANAGRAM PLUS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2002



                                      ASSETS
                                      ------

     Current assets:


    Cash                                                                  $54,070
    Accounts receivable                                                    20,298
    Inventory                                                              43,976
                                                                        ----------
      Total current assets                                                118,344

  Property and equipment, net                                              11,327
  Intangible assets                                                        12,137
                                                                        ----------

      Total assets                                                      $ 141,808
                                                                        ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                    ---------------------------------------

  Current liabilities:
    Accounts payable                                                    $   9,143
    Due to related party                                                   20,620
    Accrued expenses                                                       70,488
    Current portion of long term debt                                      37,860
    Loan payable - related party                                          531,246
                                                                        ----------
      Total current liabilities                                           669,357

  Long-term debt, net of current portion                                    1,662

  Stockholders' equity:
    Preferred stock, $.01 par; 2,000,000 shares authorized, non issued          -
    Common stock, $.001 par value; 20,000,000 shares authorized,
      6,249,000 shares issued and outstanding                               6,249
    Additional paid-in capital                                              8,159
    Foreign currency adjustment                                           (11,181)
    Accumulated deficit                                                  (532,438)
                                                                        ----------
        Total stockholders' equity                                       (529,211)
                                                                        ----------

        Total liabilities and stockholders' equity                      $ 141,808
                                                                        ==========


     See accompanying notes to condensed consolidated financial statements.

                               ANAGRAM PLUS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)



                                                              2002         2001
                                                           -----------  -----------
Revenues                                                    $  28,384    $     556

  Cost of goods sold                                           11,316        1,114
                                                           -----------  -----------

  Gross profit                                                 17,068         (558)

  Expenses:
    Amortization                                                 (778)      (5,136)
    Consulting                                                 (1,979)     (19,015)
    Depreciation                                               (1,014)      (1,808)
    Professional fees                                         (14,257)      (4,713)
    Rent                                                       (1,585)      (2,086)
    Salaries                                                   (9,865)     (16,973)
    Travel                                                       (108)      (5,764)
    Other expenses                                             (4,589)      (6,857)
                                                           -----------  -----------
      Total expenses                                          (34,175)     (62,352)
                                                           -----------  -----------

  Interest expense                                             (9,161)      (4,443)
                                                           -----------  -----------

  Net loss                                                 $  (26,268)  $  (67,353)
                                                           ===========  ===========



  Net loss per share (basic and diluted)                   $     0.00   $    (0.01)
                                                           ===========  ===========

  Weighted average shares outstanding (basic and diluted)   6,239,348    6,236,000
                                                           ===========  ===========



     See accompanying notes to condensed consolidated financial statements.

                               ANAGRAM PLUS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001




                                                             2002        2001
                                                           ---------  ----------
  Cash flows used by operating activities:
    Net loss                                               $(26,268)  $ (67,353)
    Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                           1,792       6,944
    Changes in assets and liabilities:
      (Increase) decrease in:
        Accounts receivable                                 (14,764)      4,045
        Inventory                                            13,580     (45,381)
      Increase (decrease) in:
        Accounts payable                                     (5,368)    (56,100)
        Accrued expenses                                     14,541       4,075
        Due to related parties                               (1,795)      3,004
                                                           ---------  ----------
  Net cash used by operating activities                     (18,282)   (150,766)
                                                           ---------  ----------

  Cash flows provided by investing activities:
    Cash purchased in acquisition                                 -      56,811
    Net assets acquired in acquisition                            -      45,797
                                                           ---------  ----------
  Net cash provided by investing activities                       -     102,608
                                                           ---------  ----------

  Cash flows from financing activities:
    Proceeds from issuance of common stock, net              13,000           -
    Costs associated with Form SB-2 filing                        -     (12,586)
    Repayments of long-term debt                             (1,629)     (1,057)
    Proceeds from loan from related party                    21,250      78,527
    Repayments to related party                              (8,000)          -
                                                           ---------  ----------
  Net cash provided by financing activities                  24,621      64,884
                                                           ---------  ----------

  Effect of exchange rate changes on cash                    (4,050)     (9,131)
                                                           ---------  ----------
  Net increase in cash                                        2,289       7,595
  Cash at beginning of period                                51,781         539
                                                           ---------  ----------
  Cash at end of period                                    $ 54,070   $   8,134
                                                           =========  ==========

  Supplemental disclosure of cash flow information:
    Interest paid                                          $  1,271   $     369
                                                           =========  ==========

    Non-cash transactions affecting investing activities:
      Purchase of additional interest in subsidiary in
        exchange for advance from related party            $  2,020   $       -
                                                           =========  ==========



     See accompanying notes to condensed consolidated financial statements.

ANAGRAM PLUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - DESCRIPTION OF BUSINESS
--------------------------------

Anagram Plus, Inc., a subsidiary of ADC Development Corp., is a 51% owner of the Canadian company Prodijeux Inc. The accompanying consolidated financial statements for the period ended September 30, 2002 represent those of Anagram Plus, Inc. and its subsidiary (collectively, the Company).

The Company specializes in the creation and development of education/entertainment products in the form of traditional family board games. The first game in this line of products is "WordXchange " which is available in adult and junior editions, as well as being available in the French and English languages. The games are distributed through department stores, toy specialty stores, book stores and the internet.

NOTE 2 - BASIS OF PRESENTATION
------------------------------

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the interim periods presented have been included. The results of operations for the three months ended September 30, 2002 are not necessarily indicative of the results to be expected for the year ending June 30, 2003. The condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes, contained in the Company's Annual Report on Form 10-KSB, file number 333-58720, for the year ended June 30, 2002.

The accompanying condensed consolidated financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of operations. The Company's ultimate ability to attain profitable operations is dependent upon obtaining additional financing or to achieve a level of sales adequate to support its cost structure.

Accordingly, there are no assurances that the Company will be successful in achieving the above plans, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue as a going concern.

NOTE 3 - COMMON STOCK
---------------------

During the period ended September 30, 2002 the Company sold 13,000 shares under the Form SB-2 registration statement for a total of $13,000, net of costs incurred.

Subsequent to the date of the balance sheet the Company issued 145,000 shares under the registration statement for a total of $145,000.

Of the 145,000 shares sold, 106,000 shares, for a total of $106,000, were purchased by our President and gifted to members of his family. The President 's company, FMC Group, Inc., reduced the principal amount of a note receivable owed by our parent, ADC Development Corp. by $106,000 in lieu of a cash payment
for the shares.   ADC Development Corp. then agreed to reduce the principal
balance of the note payable owed by Anagram Plus, Inc. for the same amount, $106,000.

The remaining 39,000 shares issued were sold to various individuals for a total of $39,000. The Company is currently awaiting payment of $19,000 for 19,000 of the shares.

NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of an unsecured promissory note executed between the Company and its parent, the parent loaned the Company $21,250 during the period ended September 30, 2002. Under the terms of the note, interest of 6% per year began to accrue on the unpaid balance as of February 28, 2001. The unpaid principal and interest balance are due on June 30, 2003. The Company made repayments to the

----------------------------------------------

parent in the amount of $8,000 during the period ended September 30, 2002. At September 30, 2002 the Company owed its parent $531,246 in unpaid principal and $33,837 in accrued interest.

Subsequent to the balance sheet date, the parent loaned the Company $11,500 and, as discussed in Note 3 above, the parent reduced the principal balance on the loan by $106,000 in connection with a sale of common stock.

NOTE 5 - CURRENCY RATES
-----------------------

For the purpose of conversion from Canadian Dollars to U.S. Dollars, the end of the month and three month average exchange rates were used, where applicable. The rate, as quoted in the Wall Street Journal, was $0.6336 Canadian Dollars to 1 U.S. Dollar at September 30, 2002 and $0.6341 at September 30, 2001.

The average rate for the periods ending September 30, 2002 and 2001 was $0.6406 and $0.6478, respectively, Canadian Dollars to 1 U. S. Dollar.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-QSB contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in or incorporated by reference in to this Form 10-QSB, are forward-looking statements. In addition, when used in this document, the words "anticipate," "estimate," "project" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to certain risks, uncertainties and assumptions including risks relating to our limited operating history and operations losses; significant capital requirements; development of markets required for successful performance by the Company as well as other risks described in our registration statement on Form SB-2, as well as in this report on Form 10-QSB. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Although we believe that the expectations we include in such forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. The following discussion and analysis should be read in conjunction with the unaudited financial statements contained in Part I, Item 1, and the related notes.

CRITICAL ACCOUNTING POLICIES

The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts. The estimates and assumptions are evaluated on an on-going basis and are based on historical experience and on various other factors that are believed to be reasonable. Estimates and assumptions include, but are not limited to, fixed asset lives, intangible assets, income taxes, and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the condensed consolidated financial statements.

PRINCIPLES  OF  CONSOLIDATION

The unaudited condensed consolidated financial statements included in this filing for the periods ended September 30, 2002 and 2001 include our accounts and our subsidiary, Prodijeux Inc. (sometimes hereinafter referred to jointly as the "Company"). All significant intercompany accounts and transactions have been eliminated.

MINORITY  INTEREST

Under generally accepted accounting principles when losses applicable to the minority interest in a subsidiary exceed the minority interest in the equity capital of the subsidiary, the excess is charged to the majority interest since there is no obligation of the minority interest to make good on such losses. We have, therefore, included losses applicable to the minority interest against our interest since the minority owners have no obligation to make good on the losses. If future earnings do materialize, we shall be credited to the extent of such losses previously absorbed.

REVENUE  RECOGNITION

Revenue is recognized on sales of products when the customer receives title to goods and collectibility is reasonably assured, generally upon delivery.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001.

REVENUES

During the three months ended September 30, 2002, the Company made sales of $28,384 as compared to $556 of sales for the three months ended September 30, 2001. This represents an increase of $27,828 over the same period in the prior year. The Company sold approximately 2,241 units of WordXchange , with the majority of the products sold (approximately 84%) being shipped to the United States and Canada. Sales were made to several toy and game retailers and distributors. The Company is continuing to negotiate with different retailers and distributors in order to increase sales space. Management believes that the Company is increasing its effectiveness with respect to its efforts as we are continuing to take orders for the games.

COST OF GOODS SOLD

The Company's cost of goods sold for the period ended September 30, 2002 was $11,316 as compared to $1,114 for the period ended September 30, 2001. The increase in costs is attributable to the increase of units sold during the three months ended September 30, 2002. The gross profit for the period ended September 30, 2002 was $17,068 as compared to a gross loss of $558 for the period ended September 30, 2001.

OPERATING EXPENSES

The Company's salary expense decreased $7,108 or 42% to $9,865 for the three months ended September 30, 2002 from $16,973 for the three months ended September 30, 2001. The decrease in salaries can be attributed to the fact that our Creative Vice President is no longer receiving a salary and his services are being used on an as needed basis. Management anticipates that if sales begin to increase at a faster level the Company will need to hire a sales force and an administrative staff as well as a production design staff. Those functions are currently being performed by the President of Prodijeux and by independent sales representatives.

Consulting expense for the period decreased by $17,036 or 90% to $1,979 for the three months ended September 30, 2002 from $19,015 for three months ended September 30, 2001. This decrease is a direct result of management's decision to cease using a consultant who assisted with the marketing and distribution of WordXchange . Management has not made a decision as to the feasibility of obtaining the services of another consultant. We believe the consulting fees will remain at the same level for the foreseeable future.

The Company's expense for professional fees for the period ended September 30, 2002 increased $9,544 or 203% to $14,257 as compared to $4,713 for the period ended September 30, 2001. This increase can be directly attributed to the inclusion of auditing fees incurred for the audit of the year ended June 30, 2002. This line item also includes legal and accounting expenses incurred in the normal course of business.

Travel expenses for the period ended September 30, 2002 decreased $5,656 to $108 as compared to $5,764 for the period ended September 30, 2001. While the travel expenses for the period decreased significantly, management still believes that travel to different toy fairs and meetings with potential retailers are necessary in order the sales and distribution of its products. Management believes that this expense category will increase in the future to similar levels as seen in the past.

INTEREST EXPENSE

Interest expense increased $4,718 or 107%, to $9,161 for the period ended September 30, 2002 from $4,443 for the period ended September 30, 2001. This increase can be attributed to the accrued interest charged by our parent corporation, ADC Development Corp., under the terms of an unsecured promissory note. Under the terms of this note interest began to accrue on the unpaid principal balance on February 28, 2001. As the Company continues receiving funds from its parent the corresponding accrued interest increases.

NET LOSS

As a result of the foregoing, we reported a net loss of $26,268 for the three months ended September 30, 2002 as compared to $67,353 for the period ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company's auditors stated in their reports on the financial statements of the Company for the years ended June 30, 2002 (consolidated) and June 30, 2001 that the Company has had recurring losses from operations and negative cash flows from operations which raise substantial doubt about our ability to continue as a going concern.

Management believes that resources will be available from private and operating sources in 2002 to continue the marketing of the Company's products. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management has established plans intended to increase the sales of the Company's products. The Company has a commitment from its parent, ADC Development Corp., for funds in the amount of $750,000, of which approximately $112,000 is still due the Company. These funds will be loaned to Prodijeux as needed. In addition, the funds will also be used to cover Anagram's operating expenses. As Prodijeux's need for additional funding decreases, Anagram's cash requirements will also decrease. The Company is attempting to raise additional funds from a public offering. The ability of the Company to achieve its funding requirements is dependent upon the success of the public offering and the ability of ADC to fulfill its commitment.

We have incurred losses since our inception and have negative cash flows from operations. Until Prodijeux can produce cash flow from its continuing operations the Company's main sources of cash will continue to be its loan from its parent corporation, ADC Development Corp. and any additional investment capital raised through our public offering. We have raised $158,000 under the terms of the public offering through November 8, 2002.

Anagram intends to satisfy Prodijeux's working capital requirements principally through issuance of debt and equity securities. As of September 30, 2002 Anagram had a negative working capital of $551,013.

With respect to Prodijeux's liquidity requirements for the next 12 months, Anagram Plus believes that the cash flow generated from Prodijeux's future operations and sales of WordXchange(R) and WordXchange(R) Junior Edition will complement its current cash position, as supplemented by Anagram, and Anagram further believes that it will be able to satisfy any liquidity needs that may arise by short term financing. If the need arises, Anagram currently contemplates seeking additional financing or conducting a public offering in order to satisfy Prodijeux's additional cash requirements and any obligations it may have.

Currently Anagram receives its funding primarily from its parent, ADC Development Corp. ADC Development Corp. has committed to loan Anagram up to $750,000 pursuant to the terms of a promissory note. Through November 8, 2002 ADC Development Corp. has loaned Anagram $542,746. The principal amount of this loan has been reduced subsequent to September 30, 2002 in the amount of $106,000 in a noncash transaction related to the sale of the Company's common stock. Depending upon the amount of money raised through the on-going public offering, Anagram may need additional financing for funding Prodijeux's operations during the next twelve months.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
------------------------------------------------

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's Chairman, President and General Counsel and Secretary. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

Changes in internal controls
----------------------------

There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

PART II.  OTHER INFORMATION

None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November _____, 2002.


                              Anagram  Plus,  Inc.

                                  /s/  Paul  Michelin
                              By:__________________________
                              Paul  Michelin,  President,  CEO
                              &  CFO/Principal  Accounting  Officer

     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.


       /s/ Robert Michelin
     --------------------------------           November  14, 2002
     Robert Michelin, Secretary & Director

 Statement Under Oath Regarding Facts and Circumstances Relating to Exchange Act
                                     Filings

     I,  Paul  Michelin,  certify  that:

     1. I have reviewed this quarterly report on Form 10-QSB of Anagram Plus, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements wade, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules l3a-14 and 15d-l4) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing data of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions)

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.


     Date:  November  14, 2002
                                 /s/ Paul Michelin
                         -----------------------------------
                         Paul Michelin, President, CEO and
                         CFO/Principal Accounting Officer

Sworn to before me this
14th day of November 2002

/s/ Janet L. Farnan
___________________________
Notary  Public

                            CERTIFICATION PURSUANT TO
                             18 US.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Anagram Plus, Inc. (the Company) on Form 10-QSB for the quarter ended September 30, 2002 filed with the Securities and Exchange Commission (the "Report"), I, Paul Michelin, Chief Executive Officer and Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

     (1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the consolidated financial condition of the Company as of the dates presented and consolidated result of operations of the Company for the period presented.

Dated:  November  14,  2002

                              /s/  Paul Michelin
                              ----------------------------------------
                              Paul Michelin
                              Chief Executive Officer and
                              Chief Financial Officer


This certification has been furnished solely pursuant to Section 906 of the Sarbanes Oxley Act of 2002 and has not been filed as part of the Report or as a separate disclosure document.