Form 10KSB/A
period 2002-06-30
ANAGRAM PLUS INC
filed 2002-12-03
CIK 1138016

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A

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

YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A.

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


                                 FORM 10-KSB/A
                               ANAGRAM PLUS, INC.


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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 27, 2002.

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


     /s/  Robert Michelin                      November 27, 2002
     -------------------------------------
     Robert Michelin, Secretary & Director

Statement Under Oath Regarding Facts and Circumstances Relating to Exchange Act Filings

I,  Paul  Michelin,  certify  that:

1.  I  have reviewed  this  annual  report on Form 10-KSB of Anagram Plus, Inc.;

2 Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange Act Rules l3a-14 and 15d-l4) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing data of this annual report (the "Evaluation Date"); and

a) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

<PACE>

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions)

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

h) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent co the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.


Date:  November 27,  2002            /s/ Paul  Michelin
                                     ---------------------------------
                                      Paul  Michelin,  President,  CEO
                                      &  CFO/Principal  Accounting  Officer


Sworn  to  before  me  this
27th  day  of  November  2002
/s/Janet  L.  Farnan
-----------------------------
Notary  Public

                            CERTIFICATION PURSUANT TO
                             18 US.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Anagram Plus, Inc. (the Company) on Form 10-KSB for the year ended June 30, 2002 filed with the Securities and Exchange Commission (the "Report"), I, Paul Michelin, Chief Executive Officer and Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the consolidated financial condition of the Company as of the dates presented and consolidated result of operations of the Company for the period presented.

Dated:  November 27,  2002


                                       /s/  Paul  Michelin
                                      --------------------------
                                      Paul  Michelin
                                      Chief  Executive  Officer  and
                                      Chief  Financial  Officer

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