Form 10QSB
period 2002-12-31
ANAGRAM PLUS INC
filed 2003-02-19
CIK 1138016

                                   FORM 10-QSB

                     U.S. Securities and Exchange Commission
                              Washington D.C. 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal quarter ended: DECEMBER 31, 2002
                        Commission file number: 333-58720

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

Indicate  the  number  of  shares  outstanding  of each of the registrant's classes of common stock, as of February 10, 2003: 6,394,000 shares of common stock, par value $.001 per share.

                                      INDEX



PART  I.  FINANCIAL  INFORMATION

Item  1.  Financial  Statements

Condensed Consolidated Balance Sheet at December 31, 2002 (unaudited)  . .  2

Condensed Consolidated Statements of Operations for the Three Months
 and Six Months Ended December 31, 2002 and 2001 (unaudited) . . . . . . .  3

Condensed Consolidated Statement of Stockholders' Equity for
 the Three Months Ended December 31, 2002 (unaudited) . . . . . . . . . . . 4

Condensed Consolidated Statements of Cash Flows for
 And Six Months Ended December 31, 2002 and 2001 (unaudited) . . . . . . .  5

Notes to Condensed Consolidated Financial Statements (unaudited) .  . . .  6-7

Item  2.  Management's  Discussion  and  Analysis  of
Financial  Conditions  and  Results  of  Operations    . . . . . . . . . . 8-10

ITEM 3.   Controls and Procedures. . . . . . . . . . . . . . . . . . . .. .11

PART  II.  OTHER  INFORMATION

Signatures   . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . .  13

                        ANAGRAM PLUS, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

                             ASSETS
                             ------
                                                                         December 31,
                                                                             2002
                                                                         -------------
 Current assets:
     Cash                                                                $      13,319
     Accounts receivable                                                        13,176
     Inventory                                                                  76,947
                                                                         -------------
            Total current assets                                               103,442
                                                                         -------------

 Property and equipment, net                                                    10,338

 Intangible assets, net                                                         11,381
                                                                         -------------
            Total assets                                                 $     125,161
                                                                         =============


              LIABILITIES AND STOCKHOLDERS' DEFICIT
              -------------------------------------

 Current liabilities:
     Accounts payable                                                    $      24,428
     Due to related parties                                                        620
     Accrued expenses                                                           76,150
     Current portion of long-term debt                                          36,324
     Loan payable - related party                                              438,746
                                                                         -------------
            Total current liabilities                                          576,268
                                                                         -------------

 Long-term debt, net of current portion                                          1,662

 Stockholders' deficit:
     Preferred stock, $.01 par value; 2,000,000 shares authorized;                   -
       none issued
     Common stock, $.001 par value; 20,000,000 shares authorized
       6,394,000 shares issued and outstanding                                   6,394
     Additional paid-in-capital                                                134,014
     Foreign currency adjustment                                               (11,127)
     Accumulated deficit                                                      (582,050)
                                                                         -------------
            Total stockholders' deficit                                       (452,769)
                                                                         -------------

            Total liabilities and stockholders' deficit                  $     125,161
                                                                         =============


See accompanying notes to condensed consolidated financial statements.

                        ANAGRAM PLUS, INC. AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                  Three Months Ended                Six Months Ended
                                                        December 31,                   December 31,
                                                ---------------------------   -------------------------------
                                                     2002         2001             2002             2001
                                                ------------   ------------   -------------  -------------
Sales                                           $    55,697    $    29,227    $     84,081   $     29,783

Cost of goods sold                                   40,916         32,572          52,358         33,686
                                                ------------   ------------   -------------  -------------

Gross profit (loss)                                  14,781         (3,345)         31,723         (3,903)

Selling, general and administrative expenses:
     Advertising                                          -          2,665               -          2,665
     Amortization                                       769         (4,760)          1,548            376
     Consulting                                       3,731         20,617           5,710         39,632
     Delivery and shipping                                -            339               -          1,727
     Depreciation                                     1,002            528           2,016          2,336
     Employee benefits                                  254          2,175             912          2,890
     Equipment rental                                   137            466             276          1,854
     Insurance                                          213            328             866          1,114
     Professional fees                               23,737          4,224          37,995          8,937
     Promotion                                       10,425          3,490          12,323          3,490
     Rent                                             1,674          1,632           3,260          3,718
     Salaries                                         8,031         17,830          17,896         34,803
     Telephone                                          482            517             925          1,104
     Travel                                           2,800          2,055           2,981          7,819
     Other expenses                                  3,106          4,134           3,703          6,127
                                                ------------   ------------   -------------  -------------
         Total selling, general and
            administrative expenses                 56,361         56,240          90,411        118,592
                                                ------------   ------------   -------------  -------------

Income (loss) from operations                       (41,580)       (59,585)        (58,688)      (122,495)

Other income (expense):
     Interest income                                      -            225               -            225
     Interest expense                                (8,032)        (5,048)        (17,193)        (9,491)
                                                ------------   ------------   -------------  -------------
         Total other income (expense)                (8,032)        (4,823)        (17,193)        (9,266)
                                                ------------   ------------   -------------  -------------

Net income (loss)                               $   (49,612)   $   (64,408)   $    (75,881)  $   (131,761)
                                                ============   ============   =============  =============

Net loss per share                              $     (0.01)   $     (0.01)   $      (0.01)  $      (0.02)
                                                ============   ============   =============  =============

Weighted average shares outstanding               6,347,750      6,236,000       6,301,864      6,236,000
                                                ============   ============   =============  =============


See accompanying notes to condensed consolidated financial statements.

                        ANAGRAM PLUS, INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2002
                                  (UNAUDITED)


                                                                                            Accumulated
                                                            Common Stock      Additional       Other
                                                   ------------------------   Paid-In     Comprehensive  Accumulated
                                                       Shares       Amount    Capital        Income        Deficit        Total
                                                   ------------  ---------- -----------  ------------- -------------  ------------

Balance at September 30, 2002                        6,249,000    $  6,249   $   8,159      $ (11,181)   $ (532,438)   $ (529,211)

Stock issued for partial reduction of note payable     106,000         106     105,894              -             -       106,000

Stock issuance for cash                                 20,000          20      19,980              -             -        20,000

Stock Subscribed                                        19,000          19      18,981              -             -        19,000

Stock Subcriptions Receivable                                                  (19,000)             -             -       (19,000)

Net loss for the period                                      -           -           -              -       (49,612)      (49,612)

Foreign currency adjustment                                  -           -           -             54             -            54
                                                             -           -           -            ---            --           --

Balance at December 31, 2002                         6,394,000    $  6,394   $ 134,014       $ (11,127)   $ (582,050)   $ (452,769)
                                                    ==========    ========  ==========      ==========   ===========   ===========


See accompanying notes to condensed consolidated financial statements.

                        ANAGRAM PLUS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
          FOR SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001 (UNAUDITED)


                                                                      Six Months Ended
                                                                         December 31,
                                                             ------------------------------
                                                                   2002            2001
                                                             -------------   --------------
  Cash flows from operating activities:
      Net loss                                               $     (75,881)  $     (131,761)
      Adjustments to reconcile net loss to cash provided by
        (used in) operating activities:
         Depreciation and amortization                               3,564            3,221
         Changes in assets and liabilities:
             (Increase) decrease in:
                 Accounts receivable                                (7,642)         (11,051)
                 Inventory                                         (19,391)         (34,993)
             Increase (decrease) in:
                 Accounts payable                                    9,916           (5,658)
                 Accrued expenses                                   20,203            9,051
                 Due to related parties                            (21,795)             193
                                                             -------------   --------------
  Net cash provided by (used in) operating activities              (91,026)        (170,998)
                                                             -------------   --------------


  Cash flows from financing activities:
      Proceeds from loan from related party                         34,750          138,498

  Cash flows from investing activities:
      Proceeds from issuance of common stock                        33,000                -
                                                             -------------   --------------

      Repayment to related party                                    (8,000)               -
      Costs associated with Form SB-2 filing                             -          (14,551)
      Repayment of long term debt                                   (3,165)          (3,164)
                                                             -------------   --------------
  Net cash provided by financing activities                         56,585          120,783
                                                             -------------   --------------
  Effect of exchange rate changes on cash                           (4,021)          (2,581)
  Net decrease in cash                                             (38,462)         (52,796)
  Cash at beginning of period                                       51,781           57,238
                                                             -------------   --------------
  Cash at end of period                                      $      13,319   $        4,442
                                                             =============   ==============
  Supplementary disclosure of cash activities:
         Interest paid                                       $       2,190            $ 440
                                                             =============   ==============
  Non-cash disclosures of investing and financing activities:
         Purchase of additional interest in subsidiary in
               exchange for advance from related party       $       2,020              $ -
                                                             =============   ==============
         Issuance of stock to related party for partial
             reduction of note payable balance               $     106,000              $ -
                                                             =============   ==============


See accompanying notes to condensed consolidated financial statements.

ANAGRAM PLUS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
-------------------------------------------------------------------------------

NOTE 1 - DESCRIPTION OF BUSINESS
--------------------------------

Anagram Plus, Inc., a subsidiary of ADC Development Corp., is a 51% owner of the Canadian company Prodijeux, Inc. The accompanying condensed consolidated financial statements represent those of Anagram Plus, Inc. and its subsidiary (collectively, the Company).

The Company specializes in the creation and development of interactive education/entertainment products in the form of traditional family board games. The first game in this line of products is "WordXchange", which is available in adult and junior editions, as well as being available in the French and English languages. The games will be distributed through department stores, toy specialty stores and bookstores and the internet.


NOTE 2 - BASIS OF PRESENTATION
------------------------------

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. . Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the six months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003. For further information, refer to the financial statements and the footnotes thereto contained in the Company's Annual Report on Form 10-KSB, file number 333-58720, for the year ended June 30, 2002, as filed with the Securities and Exchange Commission.

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


NOTE 3 - COMMON STOCK
---------------------

During the period ended December 31, 2002 the Company sold 13,000 shares under the Form SB-2 registration statement for a total of $13,000, net of costs incurred.

In addition, the Company issued 145,000 shares under the registration statement for a total of $145,000.

 Of the 145,000 shares sold, 106,000 shares, for a total of $106,000, were purchased by the Company's President. In lieu of cash payment for the shares, the President's company, FMC Group, Inc., reduced the principal amount of its note receivable from ADC Development Corp., which is the parent company of Anagram Plus, Inc. ADC Development Corp., in turn, agreed to reduce the principal balance of its note receivable from Anagram Plus, Inc. by the same amount of $106,000.

The remaining 39,000 shares issued were sold to various individuals for a total of $39,000. The Company is awaiting payment of $19,000 for 19,000 of the shares.

ANAGRAM PLUS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
-------------------------------------------------------------------------------

NOTE 4 - RELATED PARTY TRANSACTIONS

Under the terms of an unsecured promissory note executed between the Company and its parent, the parent loaned the Company $34,750 during the period ended December 31, 2002. The interest rate of this note is 6% per year and the interest began to accrue on the unpaid balance beginning as of February 28, 2001. The unpaid principal and interest balance are due on June 30, 2003. The Company repaid $8,000 during the period ended December 31, 2002. At December 31, 2002, the Company had an outstanding principal balance of $438,746 and $40,950 in accrued interest. As discussed in note 3, the parent reduced the principal balance on the loan by $106,000 in connection with the sale of common stock.

NOTE 5 - CURRENCY RATES

For the purpose of conversion from Canadian Dollars to U.S. Dollars, the end of the month and three and six month average exchange rates were used, where applicable. The rate, as quoted in the Wall Street Journal, was $0.6344 Canadian Dollars to 1 U.S. Dollars at December 31, 2002 and $0.6287 at December 31, 2001.

The average rates for the three months ended December 31, 2002 and 2001 were $0.6369 and $0.6343, respectively. The average rates for the six months ended December 31, 2002 and 2001 were $0.6389 and $0.6403, respectively.

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

PRINCIPLES OF CONSOLIDATION

The unaudited condensed consolidated financial statements included in this filing for the periods ended December 31, 2002 and 2001 include our accounts and our subsidiary, Prodijeux Inc. (sometimes hereinafter referred to jointly as the "Company"). All significant intercompany accounts and transactions have been eliminated.

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

RESULTS OF OPERATIONS

Comparison of Six Months Ended December 31, 2002 and December 31, 2001

REVENUES

During the six months ended December 31, 2002, the Company made sales of $84,081 as compared to $29,227 of sales for the six months ended December 31, 2001. This represents an increase of $54,854 over the same period in the prior year. The Company sold approximately 7,851 units of WordXchange and 1,633 units of WordXchange junior, with the majority of the products sold being shipped to the United States and Canada. Sales were made to several toy and game retailers and distributors. The Company is continuing to negotiate with different retailers and distributors in order to increase sales space. Management believes that the Company is increasing its effectiveness with respect to its efforts as we are continuing to take orders for the games.

COST OF GOODS SOLD

The Company's cost of goods sold for the period ended December 31, 2002 was $52,358 as compared to $33,686 for the period ended December 31, 2001. The increase in costs is attributable to the increase of units sold during the six months ended December 31, 2002. The gross profit for the period ended December 31, 2002 was $31,723 as compared to a gross loss of $3,903 for the period ended December 31, 2001.

OPERATING EXPENSES

The Company's salary expense decreased $16,907 or 49% to $17,896 for the six months ended December 31, 2002 from $34,803 for the six months ended December 31, 2001. The decrease in salaries can be attributed to the fact that our Creative Vice President is no longer receiving a salary and his services are being used on an as needed basis. Management anticipates that if sales begin to increase at a faster level the Company will need to hire a sales force and an administrative staff as well as a production design staff. Those functions are currently being performed by the President of Prodijeux and by independent sales representatives.

Consulting expense for the period decreased by $33,922 or 86% to $5,710 for the six months ended December 31, 2002 from $39,632 for six months ended December 31, 2001. This decrease is a direct result of management's decision to cease using a consultant who assisted with the marketing and distribution of WordXchange . Management has not made a decision as to the feasibility of obtaining the services of another consultant. We believe the consulting fees will remain at the same level for the foreseeable future.

The Company's expense for professional fees for the period ended December 31, 2002 increased $29,058 or 325% to $37,995 as compared to $8,937 for the period ended December 31, 2001. This increase can be directly attributed to the inclusion of auditing fees incurred for the audit of the year ended June 30, 2002. This line item also includes legal and accounting expenses, and transfer agent fees incurred as part of being a public company in the normal course of business.

Promotion expense for the period ended December 31, 2002 increased $8,833 to $12,323 as compared to $3,490 for the period ended December 30, 2001. Management is implementing its marketing efforts in promoting its products in convention and promotion to increase its sales pace.

INTEREST EXPENSE

Interest expense increased $7,702 or 81%, to $17,193 for the period ended December 31, 2002 from $9,491 for the period ended December 31, 2001. This increase can be attributed to the accrued interest charged by our parent corporation, ADC Development Corp., under the terms of an unsecured promissory note. Under the terms of this note interest began to accrue on the unpaid principal balance on February 28, 2001. As the Company continues receiving funds from its parent the corresponding accrued interest increases.

NET LOSS

As a result of the foregoing, we reported a net loss of $75,881 for the six months ended December 31, 2002 as compared to $131,761 for the period ended December 31, 2001.

Comparison of Three Months Ended December 31, 2002 and December 31, 2001

REVENUES

During the three months ended December 31, 2002, the Company made sales of $55,697 as compared to $29,227 of sales for the three months ended December 31, 2001. This represents an increase of $26,470 over the same period in the prior year. The Company sold approximately 5,610 units of WordXchange and 1,633 units of WordXchange Junior in the three months ended December 31, 2001.

COST OF GOODS SOLD

The Company's cost of goods sold for the three months ended December 31, 2002 was $40,916 as compared to $32,572 for the period ended December 31, 2001. The increase in costs is attributable to the increase of units sold during the three months ended December 31, 2002. The gross profit for the period ended December 31, 2002 was $14,781 as compared to a gross loss of $3,345 for the period ended December 31, 2001.

OPERATING EXPENSES

Consulting expense for the period decreased by $16,886 or 82% to $3,731 for the three months ended December 31, 2002 from $20,617 for three months ended December 31, 2001. This decrease is a direct result of management's decision to cease using a consultant who assisted with the marketing and distribution of WordXchange .

The Company's salary expense decreased $9,799 or 55% to $8,031 for the three months ended December 31, 2002 from $17,830 for the three months ended December 31, 2001. The decrease in salaries can be attributed to the fact that our Creative Vice President is no longer receiving a salary and his services are being used on an as needed basis. Those functions are currently being performed by the President of Prodijeux and by independent sales representatives.

The Company's expense for professional fees for the period ended December 31, 2002 increased $19,513 or 462% to $23,737 as compared to $4,224 for the period ended December 31, 2001. This increase is a reflection of the expenses incurred in meeting the regulatory requirements of being a public company in 2002.

Promotion expense for the period ended December 31, 2002 increased $6,935 to $10,425 as compared to $3,490 for the period ended December 30, 2001. Management is implementing its marketing efforts in promoting its products in convention and promotion to increase its sales pace.

INTEREST EXPENSE

Interest expense increased $2,984 or 59%, to $8,032 for the three months ended December 31, 2002 from $5,048 for the same period ended December 31, 2001. This increase can be attributed to the accrued interest charged by our parent corporation, ADC Development Corp., under the terms of an unsecured promissory note. Under the terms of this note interest began to accrue on the unpaid principal balance on February 28, 2001. As the Company continues receiving funds from its parent the corresponding accrued interest increases.

NET LOSS

As a result of the foregoing, we reported a narrower net loss of $41,580 for the three months ended December 31, 2002 as compared to $59,585 for the same period ended December 31, 2001.


LIQUIDITY AND CAPITAL RESOURCES

The Company's auditors stated in their reports on the financial statements of the Company for the years ended June 30, 2002 (consolidated) and June 30, 2001 that the Company has had recurring losses from operations and negative cash flows from operations which raise substantial doubt about our ability to continue as a going concern.

Management believes that resources will be available from private and operating sources in 2003 to continue the marketing of the Company's products. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management has established plans intended to increase the sales of the Company's products. The Company has a commitment from its parent, ADC Development Corp., for funds in the amount of $750,000, of which approximately $311,254 is still due the Company. These funds will be loaned to Prodijeux as needed. In addition, the funds will also be used to cover Anagram's operating expenses. As Prodijeux's need for additional funding decreases, Anagram's cash requirements will also decrease. The Company is intending to raise additional funds through the offering of the common shares under Regulation S of the Securities Act of 1933, as amended. The ability of the Company to achieve its funding requirements is dependent upon the success of the offering and the ability of ADC to fulfill its commitment.

We have incurred losses since our inception and have negative cash flows from operations. Until Prodijeux can produce cash flow from its continuing operations the Company's main sources of cash will continue to be its loan from its parent corporation, ADC Development Corp. and any additional investment capital raised through our planned Regulation S offering. We have raised $139,000 under the terms of a public offering in the quarter ended December 31, 2002, which offering was terminated on December 17, 2002.

Anagram intends to satisfy Prodijeux's working capital requirements principally through issuance of debt and equity securities. As of December 31, 2002 Anagram had a negative working capital of $472,826.

With respect to Prodijeux's liquidity requirements for the next 12 months, Anagram Plus believes that the cash flow generated from Prodijeux's future operations and sales of WordXchange(R) and WordXchange(R) Junior Edition will complement its current cash position, as supplemented by Anagram, and Anagram further believes that it will be able to satisfy any liquidity needs that may arise by short term financing. If the need arises, Anagram currently contemplates seeking additional financing or conducting a offering in order to satisfy Prodijeux's additional cash requirements and any obligations it may have.

Currently Anagram receives its funding primarily from its parent, ADC Development Corp. ADC Development Corp. has committed to loan Anagram up to $750,000 pursuant to the terms of a promissory note. As of December 31, 2002 ADC Development Corp. has loaned Anagram $438,746. Depending upon the amount of money raised through the planned Regulation S offering, Anagram may need additional financing for funding Prodijeux's operations during the next twelve months.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
------------------------------------------------

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's Chairman, President and and Secretary. Based upon that evaluation, it was concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

Changes in internal controls
----------------------------

There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

                           PART II. OTHER INFORMATION

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 19, 2003.

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





  /s/ Robert Michelin
--------------------------------           February  19, 2003
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

Date: February 19, 2003




                                /s/ Paul Michelin
                      -----------------------------------
                        Paul Michelin, President, CEO and
                        CFO/Principal Accounting Officer



Sworn to before me this
19th day of February 2003





                              /s/ Janet L. Farnan
                          ---------------------------
                                 Notary Public

                            CERTIFICATION PURSUANT TO
                             18 US.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Anagram Plus, Inc. (the Company) on Form 10-QSB for the quarter ended December 31, 2002 filed with the Securities and Exchange Commission (the "Report"), I, Paul Michelin, Chief Executive Officer and Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the consolidated financial condition of the Company as of the dates presented and consolidated result of operations of the Company for the period presented.

Dated: February 19, 2003





                               /s/ Paul Michelin
                    ----------------------------------------
                                 Paul Michelin
                          Chief Executive Officer and
                            Chief Financial Officer



This certification has been furnished solely pursuant to Section 906 of the Sarbanes Oxley Act of 2002.