Form 10QSB
period 2003-03-31
ANAGRAM PLUS INC
filed 2003-05-20
CIK 1138016

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal quarter ended: March 31, 2003
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

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 20, 2003: 6,394,000 shares of common stock, par value $.001 per share.

                                      INDEX
                                      -----



PART  I.  FINANCIAL  INFORMATION

Item  1.  Financial  Statements

Condensed Consolidated Balance Sheet at March 31, 2003 (unaudited) . . . . . 1

Condensed Consolidated Statements of Operations for the Three Months
 and Nine Months Ended March 31, 2003 and 2002 (unaudited) . . . . . . . . . 2


Condensed Consolidated Statements of Cash Flows for the
 Nine Months Ended March 31, 2003 and 2002 (unaudited) . . . . . . .  . . .  3

Notes to Condensed Consolidated Financial Statements (unaudited) .  . . .  4-5

Item  2.  Management's  Discussion  and  Analysis  of
Financial  Conditions  and  Results  of  Operations    . . . . . . . . . . 6-9

PART  II.  OTHER  INFORMATION

Signatures   . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . 11

ANAGRAM PLUS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2003
(UNAUDITED)

--------------------------------------------------------------------------------


                                     ASSETS
                                                                                                            March 31,
                                                                                                               2003
                                                                                                        -------------------
         Current assets:
             Cash                                                                                             $        213
             Accounts receivable                                                                                    75,726
             Inventory                                                                                              51,522
                     Total current assets                                                                          127,461

         Property and equipment, net                                                                                10,001

         Intangible assets, net                                                                                     11,368

                     Total assets                                                                             $    148,830


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

         Current liabilities:
             Accounts payable                                                                                 $     31,317
             Due to related parties                                                                                    620
             Accrued expenses                                                                                       83,038
             Current portion of long-term debt                                                                      58,408
             Loan payable - related party                                                                          446,246
                     Total current liabilities                                                                     619,629

         Long-term debt, net of current portion                                                                      1,662

         Stockholders' deficit:
             Preferred stock, $.01 par value; 2,000,000 shares authorized;                                               -
               none issued
             Common stock, $.01 par value; 20,000,000 shares authorized
               6,394,000 shares issued and outstanding                                                               6,394
             Additional paid-in-capital                                                                            134,014
             Foreign currency adjustment                                                                            (4,458)
             Accumulated deficit                                                                                  (608,411)
                     Total stockholders' deficit                                                                  (472,461)

                     Total liabilities and stockholders' deficit                                              $    148,830







     See accompanying notes to condensed consolidated financial statements.

ANAGRAM PLUS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2003
(UNAUDITED)

--------------------------------------------------------------------------------

                                                         Three Months Ended           Nine Months Ended
                                                           March 31,                      March 31,
                                                   ----------------------------   ---------------------------
                                                         2003           2002          2003            2002
                                                   -------------   ------------   -----------    ------------

     Sales ......................................   $    80,209    $     1,715    $   164,290    $    31,499

     Cost of goods sold .........................        32,193          1,802         84,551         20,949

     Gross profit (loss) ........................        48,016            (87)        79,739         10,550

     Selling, general and administrative expenses        67,544         87,435        157,956        196,157

     Income (loss) from operations ..............       (19,528)       (87,522)       (78,217)      (185,607)

     Other income (expense):
         Interest income ........................          --             --             --              226
         Interest expense .......................        (6,833)        (7,096)       (24,025)       (15,668)
             Total other income (expense) .......        (6,833)        (7,096)       (24,025)       (15,442)

     Net income (loss) ..........................   $   (26,361)   $   (94,618)   $  (102,242)   $  (201,049)


     Net loss per share .........................   $     (0.00)   $     (0.02)   $     (0.02)   $     (0.03)

     Weighted average shares outstanding ........     6,394,000      6,236,000      6,366,105      6,236,000





     See accompanying notes to condensed consolidated financial statements.

ANAGRAM PLUS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2003
(UNAUDITED)

--------------------------------------------------------------------------------

                                                                                                  Nine Months Ended
                                                                                                      March 31,
                                                                                        ------------------------------------
                                                                                              2003                2002
                                                                                        -----------------    ---------------
         Cash flows from operating activities:
             Net loss                                                                         $ (102,242)         $(201,049)
             Adjustments to reconcile net loss to cash provided by
               (used in) operating activities:
                 Depreciation and amortization                                                     5,557              5,339
                 Changes in assets and liabilities:
                     (Increase) decrease in:
                         Accounts receivable                                                     (70,192)            (3,335)
                         Inventory                                                                 6,034            (70,684)
                     Increase (decrease) in:
                         Accounts payable                                                         16,806             (3,413)
                         Accrued expenses                                                         27,090             15,408
                         Due to related parties                                                  (21,795)             1,353
         Net cash provided by (used in) operating activities                                    (138,742)          (256,381)

         Cash flows from investing activities:
             Proceeds from issuance of common stock                                               33,000                  -
             Net assets of acquisition                                                                 -             83,779
                                                                                        -----------------    ---------------
         Net cash provided by investing activities                                                33,000             83,779
                                                                                        -----------------    ---------------

         Cash flows from financing activities:
             Proceeds from loan from related party                                                42,250            206,247
             Repayment to related party                                                           (8,000)                 -
             Costs associated with Form SB-2 filing                                                    -            (14,551)
             Addition of debt                                                                     18,920                  -
             Repayment of  debt                                                                   (1,669)            (3,164)
         Net cash provided by financing activities                                                51,501            188,532

         Effect of exchange rate changes on cash                                                   2,673             (9,130)
         Net decrease in cash                                                                    (51,568)             6,800
         Cash at beginning of period                                                              51,781                539
         Cash at end of period                                                                  $    213            $ 7,339

         Supplementary disclosure of cash activities:
                 Interest paid                                                                  $  2,190              $ 440

         Non-cash disclosures of investing and financing activities:
             Purchase of additional interest in exchange
             for advance for related party                                                      $  2,020                  -
             Issuance of stock to related party for partial
             reduction of note payable balance                                                  $106,000                  -


ANAGRAM PLUS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS
-------------------------------------------------

Anagram Plus, Inc. (the Company), a subsidiary of ADC Development Corp., is a 51% owner of the Canadian company Prodijeux, Inc. (subsidiary). The accompanying consolidated financial statements represent those of the Company and its subsidiary.

The Company specializes in the creation and development of interactive education/entertainment products in the form of traditional family board games. The first game in this line of products is "WordXchange," which is available in Adult and junior editions, as well as being available in the French and English languages. The games will be distributed through department stores, toy specialty stores, bookstores and the internet.

NOTE 2 - BASIS OF PRESENTATION
------------------------------

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. . Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the nine months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003. For further information, refer to the financial statements and the footnotes thereto contained in the Company's Annual Report on Form 10-KSB, file number 333-58720, for the year ended June 30, 2002, as filed with the Securities and Exchange Commission.

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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of an unsecured promissory note executed between the Company and its parent, the parent loaned the Company $42,250 during the period ended March 31, 2003. The interest rate of this note is 6% per year and the interest began to accrue on the unpaid balance beginning as of February 28, 2001. The unpaid principal and interest balance are due on June 30, 2003. The Company repaid $8,000 during the period ended March 31, 2003. At March 31, 2003, the Company had an outstanding principal balance of $446,246 and $47,465 in accrued interest.

NOTE 4 - CURRENCY RATES
-----------------------

For the purpose of conversion from Canadian Dollars to U.S. Dollars, the end of the month and three and nine month average exchange rates were used, where applicable. The rate, as quoted in the Wall Street Journal, was $0.6797 Canadian Dollars to 1 U.S. Dollars at March 31, 2003 and $0.6271 at March 31, 2002.

The average rates for the three months ended March 31, 2003 and 2002 were $0.6621 and $0.6274, respectively. The average rates for the nine months ended March 31, 2003 and 2002 were $0.64651 and $0.6361, respectively.

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

PRINCIPLES OF CONSOLIDATION

The unaudited condensed consolidated financial statements included in this filing for the periods ended March 31, 2003 and 2002 include our accounts and our subsidiary, Prodijeux Inc. (sometimes hereinafter referred to jointly as the "Company"). All significant intercompany accounts and transactions have been eliminated.

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

RESULTS OF OPERATIONS

Comparison of Nine Months Ended March 31, 2003 and  2002

REVENUES

During the nine months ended March 31, 2003, the Company made sales of $164,290 as compared to $31,499 of sales for the nine months ended March 31, 2002. This represents an increase of $132,791 over the same period in the prior year. The Company sold approximately 7,851 units of WordXchange and 4,305 units of WordXchange junior, with the majority of the products sold being shipped to the United States and Canada. Sales were made to several toy and game retailers and distributors. The Company is continuing to negotiate with different retailers and distributors in order to increase sales space. Management believes that the Company is increasing its effectiveness with respect to its efforts as we are continuing to take orders for the games.

COST OF GOODS SOLD

The Company's cost of goods sold for the period ended March 31, 2003 was $84,551 as compared to $20,949 for the period ended March 31, 2002. The increase in costs is attributable to the increase of units sold during the nine months ended March 31, 2003. The gross profit for the period ended March 31, 2003 was $79,739 as compared to a gross profit of $10,550 for the period ended March 31, 2002.

OPERATING EXPENSES

The Company's salary expense decreased $27,818 or 49% to $28,537 for the nine months ended March 31, 2003 from $56,355 for the nine months ended March 31, 2002. The decrease in salaries can be attributed to the fact that our Creative Vice President is no longer receiving a salary and his services are being used on an as needed basis. Management anticipates that if sales begin to increase at a faster level the Company will need to hire a sales force and an administrative staff as well as a production design staff. Those functions are currently being performed by the President of Prodijeux and by independent sales representatives.

Consulting expense for the period decreased by $47,481 or 80% to $11,992 for the nine months ended March 31, 2003 from $59,473 for nine months ended March 31, 2002. This decrease is a direct result of management's decision to cease using a consultant who assisted with the marketing and distribution of WordXchange .
Management has not made a decision as to the feasibility of obtaining the services of another consultant. We believe the consulting fees will remain at the same level for the foreseeable future.

The Company's expense for professional fees for the period ended March 31, 2003 increased $37,068 or 224% to $53,590 as compared to $16,522 for the period ended March 31, 2002. This increase can be directly attributed to the inclusion of auditing fees incurred for the audit of the year ended June 30, 2002. This line item also includes legal and accounting expenses, and transfer agent fees incurred as part of being a public company in the normal course of business.

Promotion expense for the period ended March 31, 2003 increased $16,863 to $21,000 as compared to $4,137 for the period ended March 31, 2002. Management is implementing its marketing efforts in promoting its products in conventions and promotions to increase its sales pace.

INTEREST EXPENSE

Interest expense increased $8,357 or 53%, to $24,025 for the period ended March 31, 2003 from $15,668 for the period ended March 31, 2002. This increase can be attributed to the accrued interest charged by our parent corporation, ADC Development Corp., under the terms of an unsecured promissory note. Under the terms of this note interest began to accrue on the unpaid principal balance on February 28, 2001. As the Company continues receiving funds from its parent the corresponding accrued interest increases.

NET LOSS

As a result of the foregoing, we reported a net loss of $102,242 for the nine months ended March 31, 2003 as compared to $201,050 for the period ended March 31, 2002.

Comparison of Three Months Ended March 31, 2003 and March 31, 2002

REVENUES

During the three months ended March 31, 2003, the Company made sales of $80,209 as compared to $1,715 of sales for the three months ended March 31, 2002. This represents an increase of $78,494 over the same period in the prior year. The Company sold approximately 3,492 units of WordXchange and 2,574 units of WordXchange Junior in the three months ended March 31, 2003.

COST OF GOODS SOLD

The Company's cost of goods sold for the three months ended March 31, 2003 was $32,193 as compared to $1,802 for the period ended March 31, 2002. The increase in costs is attributable to the increase of units sold during the three months ended March 31, 2003. The gross profit for the period ended March 31, 2003 was $48,016 as compared to a gross loss of $87 for the period ended March 31, 2002.

OPERATING EXPENSES

Consulting expense for the period decreased by $13,559 or 68% to $6,282 for the three months ended March 31, 2003 from $19,841 for three months ended March 31, 2002. This decrease is a direct result of management's decision to cease using a consultant who assisted with the marketing and distribution of WordXchange .

The Company's salary expense decreased $9,392 or 47% to $10,641 for the three months ended March 31, 2003 from $20,033 for the three months ended March 31, 2002. The decrease in salaries can be attributed to the fact that our Creative Vice President is no longer receiving a salary and his services are being used on an as needed basis. Those functions are currently being performed by the President of Prodijeux and by independent sales representatives.

Promotion expense for the period ended March 31, 2003 increased $7,825 to $8,678 as compared to $853 for the period ended March 30, 2002. Management is implementing its marketing efforts in promoting its products in conventions and promotions to increase its sales pace.

INTEREST EXPENSE

Interest expense decreased slightly to $6,833 from $7,096 for the three months ended March 31, 2002. This increase can be attributed to a smaller loan outstanding balance with our parent corporation, ADC Development Corp., under the terms of an unsecured promissory note. Under the terms of this note interest began to accrue on the unpaid principal balance on February 28, 2001. As the Company continues receiving funds from its parent the corresponding accrued interest increases.

NET LOSS

As a result of the foregoing, we reported a narrower net loss of $26,361 for the three months ended March 31, 2003 as compared to $94,618 for the same period ended March 31, 2002.


LIQUIDITY AND CAPITAL RESOURCES

The Company's auditors stated in their reports on the financial statements of the Company for the years ended June 30, 2002 (consolidated) and June 30, 2001 that the Company has had recurring losses from operations and negative cash flows from operations which raise substantial doubt about our ability to continue as a going concern.

Management believes that resources will be available from private sources, and, if there are positive cash flows, from operating sources, in 2003 to continue the marketing of the Company's products. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management has established plans intended to increase the sales of the Company's products. The Company has a commitment from its parent, ADC Development Corp., for funds in the amount of $750,000, of which approximately $112,000 is still available to the Company. These funds will be loaned to Prodijeux as needed. In addition, the funds will also be used to cover Anagram's operating expenses. As Prodijeux's need for additional funding decreases, Anagram's cash requirements will also decrease. The Company is intending to raise additional funds through the offering of the common shares under Regulation S of the Securities and Exchange of 1933. The ability of the Company to achieve its funding requirements is dependent upon the success of the public offering and the ability of ADC to fulfill its commitment.

We have incurred losses since our inception and have negative cash flows from operations. Until Prodijeux can produce cash flow from its continuing operations the Company's main sources of cash will continue to be its loan from its parent corporation, ADC Development Corp. and any additional investment capital raised through our public offering. We have raised $139,000 under the terms of the public offering in the nine months period ended March 31, 2003.

Anagram intends to satisfy Prodijeux's working capital requirements principally through issuance of debt and equity securities. As of March 31, 2003 Anagram had a negative working capital of $492,168.

With respect to Prodijeux's liquidity requirements for the next 12 months, Anagram Plus believes that the cash flow generated from Prodijeux's future operations and sales of WordXchange(R) and WordXchange(R) Junior Edition will complement its current cash position, as supplemented by Anagram, and Anagram further believes that it will be able to satisfy any liquidity needs that may arise by short term financing. If the need arises, Anagram currently contemplates seeking additional financing or conducting a private offering in order to satisfy Prodijeux's additional cash requirements and any obligations it may have.

Currently  Anagram  receives  its  funding   primarily  from  its  parent,   ADC
Development Corp. ADC Development Corp. has committed to loan Anagram up to $750,000 pursuant to the terms of a promissory note. As of March 31, 2003 ADC Development Corp. has loaned Anagram $4346,246. Depending upon the amount of money raised through the on-going offering of the common shares under Regulation S of the Securities Act of 1933 as amended, Anagram may need additional financing for funding Prodijeux's operations during the next twelve months.

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

                           PART II. OTHER INFORMATION

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 19, 2003.

                                         ANAGRAM PLUS, INC.



                         By:    /s/ Paul Michelin
                            ---------------------------
                         Paul Michelin, President, CEO
                         & CFO/Principal Accounting Officer



In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.





  /s/ Robert Michelin
--------------------------------           May  19, 2003
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

Date: May 19, 2003




                                /s/ Paul Michelin
                       -----------------------------------
                       Paul Michelin, President, CEO and
                       CFO/Principal Accounting Officer



Sworn to before me this
19th day of May 19, 2003





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

Dated: May 19, 2003





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