Form 10KSB
period 2003-06-30
ANAGRAM PLUS INC
filed 2003-12-12
CIK 1138016

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED JUNE 30, 2003

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


                        2700 N. Military Trail, Suite 100
                              Boca Raton, FL 33431
                                 (561) 241-3621
                  (Address and telephone number, including area
                code, of registrant's principal executive office)

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

YES |_| NO |X|

State issuer's revenues for its most recent fiscal year: $128,809

As of November 14, 2003, there were 6,394,000 shares of the Issuer's common stock, par value $0.001, issued and outstanding. Based upon the price at which the Company's common equity was sold within the past 60 days, the aggregate value of the Issuer's voting stock held by non-affiliates of the Issuer was approximately $236,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                   FORM 10-KSB
                               ANAGRAM PLUS, INC.

                                Table of Contents

                                                                            Page
                                                                            ----
PART I
Item 1.   Description of Business                                             3

Item 2.   Description of Properties                                           5

Item 3.   Legal Proceedings                                                   5

Item 4.   Submission of Matters to a Vote of Security Holders                 6

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters                                                             6

Item 6.   Management's Discussion and Analysis or Plan of Operations          6

Item 7.   Financial Statements                                                15

Item 8.   Changes in and Disagreements With Accountants on
          Accounting and Financial Disclosure                                 16

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance With Section 16(a) of the Exchange Act                   16

Item 10.  Executive Compensation                                              18

Item 11.  Security Ownership of Certain Beneficial Owners and Management      18

Item 12.  Certain Relationships and Related Transactions                      20

Item 13.  Exhibits and Reports on Form 8-K                                    20

Item 14.  Controls and Procedures                                             25

Signatures                                                                    26

Certifications                                                             27-32

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

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

We are a Delaware corporation that is a fifty-one (51%) percent stockholder of Prodijeux Inc., a Canadian company that creates, develops, markets, produces and manufactures educational game products designed to provide the consumer with both entertainment and an educational experience. The first product developed by Prodijeux is WordXchange(R), introduced in the Fall of 2000 in the Canadian market as AnagramPlus. The product is currently sold under that name in the province of Quebec and elsewhere in Canada. The English version (WordXchange) is sold in Canada, the United States and elsewhere. In 2002, the Company introduced WordXchange Junior and began to sell it in the fiscal year 2003. The majority of Prodijeux's products sold were shipped to the United States and Canada, with the remainder being shipped to Europe, Australia and Hong Kong. Sales were made to several toy and game retailers and distributors. Prodijeux is continuing to negotiate with different retailers and distributors in order to increase sales pace.

In addition, Prodijeux is continuing its efforts to distribute its products through traditional outlets such as game and toy stores, bookstores, gift and novelty stores, and catalogs. Prodijeux is also attempting to distribute its products through on-line shopping by being listed on Amazon.com. Prodijeux also has its own website, which we consider to be an essential part of Prodijeux's marketing strategy.

DESCRIPTION OF WORDXCHANGE(R)

WordXchange(R) is classified as a word game in the GAMES and PUZZLES category in the toy and game industry. WordXchange(R) has been designed in English and French versions and plans are underway for a Spanish version. WordXchange(R) is designed to be played by two to five players or teams. A complete game is estimated to take 30-40 minutes to play. Prodijeux and Anagram believe WordXchange(R) has all the ingredients to please many age groups ranging from young children to mature adults. WordXchange(R) is currently available in its original format designed for ages 10 and up. WordXchange Junior, which is designed for ages 5 and up, has become available in the U.S. market in the Fall of 2002. It is our and Prodijeux's belief that both versions are of a superior quality and are priced competitively. Prodijeux's founders sought to develop games which are more fun, creative, and challenging than Scrabble while taking less time to play. There can be no assurance that WordXchange(R) will achieve success and popularity comparable to Scrabble.

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

TARGETED CUSTOMER BASE

We believe that the target market for WordXchange(R) and WordXchange(R) is and will continue to be substantial. In view of the fact that Prodijeux brings to the market the adult version (WordXchange(R))as well as WordXchange(R) Junior Edition, children under the age of 10, college students, professionals and parents are all well within WordXchange(R) 's target market. We believe that among the strongest markets for WordXchange(R) 's advanced edition are college-educated women, between the ages of 25-45 with children and a household income between $25,000 and $75,000. We believe that in the age group of 25-45 year olds, a high percentage of consumers favor multi-player games which demand intellectual and strategic acuity. We are attempting to reach the segment of the market consisting of consumers of superior education, higher wages and an appreciation for fine design. The target consumer is concerned with getting the best quality-to-price ratio available. The target consumer owns a computer and is familiar with the Internet and its services. This segment is also where we believe there is the highest proportion of Scrabble(R) players.

DISTRIBUTION STRATEGIES

Although we are a majority shareholder in Prodijeux, we do not intend to be directly engaged in any part of Prodijeux's business including, but not limited to, development, production and sales of WordXchange(R) and any other products. Prodijeux's intended primary objective is the distribution of its products. Distribution is currently being facilitated through S& F Associates, Inc., based in Portland, Oregon. Products are shipped from Oregon to retail buyers as determined by sales representatives in various sectors of the United States who communicate orders to Prodijeux's Montreal office. Prodijeux plans to close further deals with major distributors and retailers in specific markets, such as major toy and game industry retailers, including Gift and Novelty stores, educational retailers, e-tailers, and catalogs. Prodijeux also is attending trade shows servicing industry-related manufacturers, distributors and retail buyers, as well as consumer shows catering to the public at large. The basic advantage of attending these shows is that attendance offers the opportunity to introduce the products, popularize them, sell them and establish industry contacts. Anagram and Prodijeux consider the Internet an important marketing channel. Prodijeux has developed a website that will employ the full potential of the Internet to promote WordXchange(R), WordXchange(R) Junior and future products, drawing prospective and current customers to the site with helpful, timely information. Prodijeux will strategically coordinate its Website and e-commerce activities (through partners) with its marketing activities for the traditional market, thus creating a synergistic and complementary effect.

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

DOWNTURN IN THE ECONOMY

Our management believes that, as a result of recent stock market declines, families do not have the means to sustain the same levels of consumer spending that was seen during the 4-5 year period prior to March 2000. Additionally, since the events of September 11, 2001 there has been a concentration on families spending more time together at home. Our management believes that games like WordXchange(R) will be played by the entire family during the time they spend at home while products such as WordXchange(R) Junior Edition will enhance learning-oriented communication within families. Our management believes that its sales should not be seriously affected by an extended downturn in the economy and should be helped by the focus on the family. The price points for Prodijuex products suggest that a decline in the purchase potential of consumers should not act as a hindrance to sales. Prodijeux's lead products, WordXchange(R) and WordXchange(R) Junior Edition, have anticipated retail prices in the $20 - $30 range. Purchases of such items do not constitute major entertainment or leisure purchases for the families who constitute Prodijeux target consumers. While there are no guarantees that the current economic downturn will not impact the sales of WordXchange(R) , it is the belief of our management that Prodijeux's products would be seen as less expensive family entertainment alternatives during such a period.

EMPLOYEES

We currently do not have any employees and therefore do not maintain "key man" insurance.

Excluding Prodijeux's executive officers and directors, Prodijeux currently does not have any employees. Prodijeux does not maintain "key man" insurance on the life of any of its employees.

MAJOR CUSTOMERS

None.

PUBLIC INFORMATION

We electronically file with the Securities and Exchange Commission (the SEC) all of our reports, including, but not limited to, our annual and quarterly reports. The SEC maintains an Internet site which contains all such reports and other information with respect to the Company on its web site, http://www.sec.gov. Additional information on us may be obtained by contacting us at our executive offices.

ITEM 2. PROPERTIES

Anagram's offices are headquartered at 2700 N. Military Trail, Suite 100, Boca Raton, Florida, which are the offices of FMC Group, Inc. We are not charged rent or consulting fees by FMC Group, Inc. ADC Development Corp., of which FMC Group Inc. owns seventy nine (79%) percent of its capital stock, owns the majority of our outstanding common stock

Prodijeux's offices are headquartered at 1751 Richardson Street, Suite 5507, Montreal, Quebec, H3K 1G6, Canada. Prodijeux leases its facility pursuant to an operating lease, which expires at the end of October 2004.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the fiscal year ending June 30, 2003.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

Our common stock was quoted on the OTC Bulletin Board, which is maintained by the National Association of Securities Dealers, Inc. until November, 2003. because of our failure to timely file this report with the Securities and Exchange Commission. We intend to reapply to have our shares quoted on the OTC Bulletin Board. There is no assurance that our application will be approved. If our application to have our common stock quoted on the OTC Bulletin Board is not approved, there will be no trading market for our common stock. The shares will be priced based upon bid and ask quotes submitted by broker-dealers.

(b) Holders

As of December 8, 2003 there were approximately 20 beneficial holders of our common stock.

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

(d) Private Offering

Beginning in March 2001 and ending in April 2001, we conducted a private offering made in compliance with the provisions of Rule 506 of Regulation D, promulgated pursuant to the Securities Act of 1933, as amended. We sold 236,000 shares of Common Stock and raised $118,000.

(e) Initial Public Offering

The Company filed a Registration Statement on Form SB-2, file No. 333-58720, which became effective on May 9, 2002. The registered initial public offering of 2,736,000 shares of our common stock (the "Offering"), with an aggregate offering price of $2,736,000, was terminated as of December, 2002. We sold 33,000 shares of our common stock and received $33,000 pursuant to the Offering. Offering expenses were paid prior to the commencement of the Offering out of our working capital.

(d) Sales of Unregistered Securities

In November 2002, the Company issued 106,000 shares of common stock to its President in exchange for a reduction of $106,000 in its note payable balance to its parent company, ADC Development Corp. Simultaneously, ADC Development Corp.'s note payable to FMC Group, Inc. was reduced by the same amount. The Company's President owns FMC Group, Inc.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto included herein. In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, Anagram cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or no the behalf of Anagram, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond Anagram's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, Anagram. Anagram disclaims any obligation to update forward-looking statements. The discussion of the results, causes and trends should not be construed to infer conclusions that such results, causes or trends necessarily will continue in the future.

                          CRITICAL ACCOUNTING POLICIES

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts. The estimates and assumptions are evaluated on an on-going basis and are based on historical experience and on various other factors that are believed to be reasonable. Estimates and assumptions include, but are not limited to, fixed asset lives, intangible assets, income taxes, and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the consolidated financial statements. The Company estimated its valuation allowance for its accounts receivable and the value of intangible assets requires Anagram to continually assess whether such assets are impaired. The Company has evaluated its disclosure controls and procedures within 90 days (the "Evaluation Date") prior to this report and concluded that there were no material weaknesses in those controls and procedures as of that date. To the best of Management's knowledge and belief, there have been no significant changes in internal controls and other factors subsequent to the Evaluation Date that could materially affect internal controls and procedures.

PRINCIPLES OF CONSOLIDATION

The financial statements included in this filing for the periods ended June 30, 2003 and 2002 include our accounts and our subsidiary, Prodijeux Inc. All significant intercompany accounts and transactions have been eliminated.

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

                              RESULTS OF OPERATIONS

YEAR ENDED JUNE 30, 2003 COMPARED TO YEAR ENDED JUNE 30, 2002

REVENUES

During the year ended June 30, 2003, the Company made sales of $128,809 as compared to $33,507 of sales for the year ended June 30, 2002. This represents an increase of $95,302 over the same period in the prior year. The Company sold approximately 9,644 units of WordXchange and 3,474 units of WordXchange Junior during the year ended June 30, 2003. Anagram sold approximately 3,913 units of WordXchange in 2002. WordXchange Junior product was introduced and sold in 2003. The majority of the products sold were shipped to the United States and Canada, with the remainder being shipped to Europe, Australia and Hong Kong. Sales were made to several toy and game retailers and distributors. The Company is continuing to negotiate with different retailers and distributors in order to increase sales space. Management believes that the Company is increasing its effectiveness with respect to its efforts as we are continuing to take orders for the games.

COST OF GOODS SOLD

The Company's cost of goods sold for the year ended June 30, 2003 was $88,822 as compared to $34,768 for the year ended June 30, 2002. The increase in costs of goods sold is primarily attributable to an increase of units sold during the year ended June 30, 2003. The average cost per unit in 2002 was higher than the average cost per unit in 2003 due to the fact that (a) the Company was selling earlier versions of the game which had a higher than the cost per unit than the games currently being sold and (b) the Company ordered less inventory in 2002 than in 2003 and therefore paid a higher price per unit. This resulted in some games being sold at, or below cost during the year ended June 30, 2002. Additionally, in 2002 the Company had been selling games in small lots in order to introduce the game to a wide variety of retailers and distributors as part of building the name recognition. Therefore, the gross profit margin for the year ended June 30, 2003 was $39,987 as compared to the negative gross profit margin of ($1,261) for the year ended June 30, 2002.

OPERATING EXPENSES

The Company's salary expense decreased $43,448 or 56% to $34,229 for the year ended June 30, 2003 from $77,677 for the prior year. The decrease in salary can be attributed to the fact that our Creative Vice President is no longer receiving a salary and his services are being used on an as needed basis. Management anticipates that when sales begin to increase at a substantially higher level the Company will need to hire a sales force and an administrative staff as well as a production design staff. Currently, the functions referred to above are being performed by the President of Prodijeux and by independent sales representatives.

Consulting expense for the period decreased $59,691 or 94% to $3,983 for the year ended June 30, 2003 from $63,674 the prior year. This decrease is a direct result of management's decision to cease using a consultant who assisted with the marketing and distribution of WordXchange. Management is currently determining the feasibility of hiring a different consultant to assist with the marketing and distribution. If management decides it is in the best interest of the Company to obtain the services of another consultant, we believe that the consulting fees would remain at the same level.

The Company's expense for professional fees for the year ended June 30, 2003 increased $35,852 or 195% to $54,209 as compared to $18,357 for the year ended June 30, 2002. This increase can be directly attributed to the inclusion of auditing fees incurred for the audit of the year ended June 30, 2002. This line item also includes legal and accounting expenses, and transfer agent fees incurred as part of being a public company in the normal course of business.

Travel expenses for the period ended June 30, 2003 decreased $18,610 or 79% to $4,830 as compared to $23,440 for the prior year. The decrease is due to the curtailing of traveling costs while concentrating its efforts in the marketing and promotion strategy of its products.

Promotion expense for the year ended June 30, 2003 increased $12,542 or 269% to $17,198 as compared to $4,656 for the prior year. Management is implementing its marketing efforts in promoting its products in convention and promotion to increase its sales pace. Due to the nature of the game industry, management believes that displays at toy affairs and individual meetings with potential retailers are necessary in the attempt to increase the sales and distribution of its products. Management believes this expense will remain at the current level and may possibly increase in the future.

Rent for the period ended June 30, 2003 and 2002 was $7,041 and $6,387, respectively, and represents the rent incurred for Prodijeux's offices in Montreal, Quebec. Prodijeux leases this facility under the terms of a two-year operating lease. Anagram is not charged rent by FMC Group, Inc. for the office space in Boca Raton, Florida.

LOSS FROM IMPAIRMENT OF GOODWILL

The loss from impairment of goodwill was $65,377 for the year ended June 30, 2002. As required by generally accepted accounting principles the Company evaluated the recoverability of the goodwill recorded in the acquisition of Prodijeux Inc. The result of this evaluation is an adjustment to the carrying value of goodwill to its estimated fair value of $-0-.

INTEREST EXPENSE

Interest expense increased $7,748, or 33%, to $31,136 for the year ended June 30, 2003 as compared to $23,388 for the year ended June 30, 2002. This increase can be attributed to the accrued interest charged by our parent corporation, ADC Development Corp. Under the terms of this note interest began to accrue on the unpaid balance on February 28, 2001. The Company has made $8,000 in cash payment to the parent. As the Company continues to receive funds from its parent, the corresponding accrued interest increases.

NET LOSS

As a result of the foregoing, we reported a decrease in net loss of $190,842 or 56% to $151,182 for the year ended June 30, 2003 as compared to $342,024 for the year ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES OF ANAGRAM AND PRODIJEUX COMBINED

We have incurred losses since our inception and have substantial negative cash flow from operations. We have included a footnote in our audited consolidated financial statements for the years ended June 30, 2003 and 2002, which expresses our concern about our ability to continue as a going concern unless Prodijeux can produce cash flow from its continuing operations and/or additional investment capital is raised through our public offering. We have raised $33,000 during the year ended June 30, 2003, and $12,000 through a public offering through September 25, 2002.

Anagram intends to satisfy Prodijeux's working capital requirements principally through issuance of debt and equity securities. As of June 30, 2003 Anagram had a negative working capital of $481,437.

With respect to Prodijeux's liquidity requirements for the next 12 months, Anagram believes that the cash flow generated from Prodijeux's future operations and sales of WordXchange(R) and WordXchange(R) Junior Edition, as well as the French versions of each game under the names AnagramPlus(R) and AnagramPlus Junior(R) in Canada and France, will complement its current cash position, as supplemented by Anagram, and Anagram further believes that it will be able to satisfy any liquidity needs that may arise by short term financing. If the need arises, Anagram currently contemplates seeking additional financing or conducting a public offering in order to satisfy Prodijeux's additional cash requirements and any obligations it may have.

Anagram has committed to loan Prodijeux up to approximately $790,000 (CDN $1,200,000) for continuing operations. Through June 30, 2003, Anagram has loaned Prodijeux $510,556 (CDN $687,432). Anagram may increase the amount loaned Prodijeux, if approved by the board of directors of Anagram.

Currently Anagram receives its funding primarily from its parent, ADC Development Corp. ADC Development Corp. has committed to loan Anagram up to $750,000 pursuant to the terms of a promissory note. Through June 30, 2003 ADC Development Corp. has loaned Anagram $484,977. Depending upon the amount of money raised through the on-going public offering, Anagram may need additional financing to allocate to Prodijeux during the next twelve months.

NOTES PAYABLE

Anagram and Prodijeux borrowed money under different repayment terms from a variety of sources as discussed the notes to the respective financial statements. Other than the bank loan and the loan owed to Anagram that are secured by all the assets of Prodijeux, all other debt owed by Prodijeux consists of unsecured debt with varying repayment schedules. The unsecured loan that is owed by Anagram is payable to its parent, ADC Development Corp. The principal and outstanding interest on this note is due on June 30, 2004. If Anagram is not in a position to repay this note by the due date Anagram is confident that the terms of the note can be renegotiated and an extension of time to make any repayments will be granted.

If, for any reason, other parties demand repayment as agreed upon in the notes payable, Prodijeux will seek additional financing from Anagram if it cannot meet the obligations based on its cash position at the time of the demand. Prodijeux would request financing from Anagram and, if its own funds are not available, Anagram would request the additional funds from ADC Development Corp.

Due to the nature of the relationships between Prodijeux and its creditors, Anagram does not anticipate a creditor will demand repayment within the next twelve months. Although, if Prodijeux's cash position allows Prodijeux will pay off these debts earlier than scheduled to eliminate the payment of additional interest charges. If Prodijeux cannot make timely repayments it would request financing from Anagram which, if it cannot meet the request from its own funds, would seek financing from its parent

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The Company's subsidiary has a long term lease agreement for its office space, which expires in October 2005.

Future minimum lease payments under this operating lease are as follows as of June 30, 2003:

                    2004           $8,101
                    2005           $2,398


The Company does not have any capital leases.

RECENT PRONOUNCEMENTS

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods ending after December 15, 2002. The Company does not anticipate that the adoption of this statement will have any material impact on the balance sheet or statement of operations.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as specified and for hedging relationships designated after June 30, 2003. The Company does not anticipate that the adoption of this statement will have any material impact on the balance sheet or statement of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003. Otherwise it will become effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not anticipate that the adoption of this statement will have any material impact on the balance sheet or statement of operations.

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

Competitors with superior resources may be able to bring new, better and cheaper games to the market more quickly than Prodijeux, thereby gaining a competitive edge over Prodijeux. Anagram believes that the quality of Prodijeux's products combined with the expertise of its combined management should give Prodijeux a competitive advantage. However, there can be no assurance that Prodijeux will be able to compete successfully or that competitive pressures faced by Prodijeux will not have a material adverse effect upon its business, operating results and financial condition. Anagram will not be directly engaged in any part of Prodijeux's business including, but not limited to, development, production and sales of WordXchange(R) and the Junior Edition. WordXchange (R)'s major competition in the word game category is Scrabble. Scrabble has been the leader in word games sales for more than 50 years. WordXchange(R) 's success will depend heavily upon its ability to compete with Scrabble(R) and other word games.

ANAGRAM'S SUCCESS IS DEPENDENT UPON THE KEY PERSONNEL OF PRODIJEUX, AND THE POTENTIAL LOSS OF SUCH KEY PERSONNEL WOULD HAVE A MATERIAL ADVERSE EFFECT UPON PRODIJEUX, THEREBY AFFECTING ANAGRAM ADVERSELY.

Prodijeux's success depends to a significant extent upon the performance and continued services to Prodijeux of Michael Chiarore, co-founder and President of Prodijeux, and Rodolphe Charpentier, Prodijeux's co-founder, Vice-President of Marketing and Creative Director of Research and Development. Although Prodijeux has suspended the employment agreement with Rudolphe Charpentier to reduce overheads, Mr. Charpentier remains as a member of the board of directors of Prodijeux and is available on an as needed basis to assist Prodijeux as issues arise.

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

     OUR MAJORITY SHAREHOLDER COULD EXERT SIGNIFICANT INFLUENCE OVER MATTERS REQUIRING STOCKHOLDER APPROVAL.

ADC Development is Anagram's initial shareholder and owns 6,000,000 shares of our common stock and is its majority shareholder. Accordingly, ADC Development will be able to exert complete control over matters requiring approval by Anagram's stockholders, including, but not limited to, the election of directors and the approval of mergers or other business combinations. In addition, a company owned by Anagram's president, Paul Michelin and his wife, owns 79% of ADC Development.

A PORTION OF PRODIJEUX'S FUTURE BUSINESS PLANS WILL DEPEND UPON ITS INTERNET MARKETING STRATEGY AND ITS BUSINESS, AND THEREBY ANAGRAM'S BUSINESS WOULD BE ADVERSELY AFFECTED IF USE OF THE INTEREST FAILS TO GROW IN THE FUTURE.

Prodijeux plans to take full advantage of the potential of the Internet through a Website which it recently developed to promote Prodijeux's products, WordXchange(R) and WordXchange Junior Edition. A portion of Prodijeux's business depends upon its Internet marketing strategy and its business will be adversely affected if use of the Internet fails to grow in the future.

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

UNFORESEEN PRICE INCREASES IN RAW MATERIALS MAY RESULT IN THE INCREASE IN THE ESTIMATED COST OF PRODUCTION FOR WORDXCHANGE(R), THEREBY HAVING A MATERIAL ADVERSE EFFECT UPON ANAGRAM'S AND PRODIJEUX'S BUSINESS AND PROSPECTS.

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

     INABILITY OF PRODIJEUX TO NEGOTIATE AND CLOSE CONTRACTS WITH MAJOR DISTRIBUTORS.

Prodijeux has begun marketing WordXchange(R) on a limited basis and, through September 2002, had sold approximately 8,300 units. Prodijeux has negotiated and signed a distribution agreement with S & F Associates, Inc., based in Portland, Oregon, for US facilitation of distribution of WordXchange(R). Prodijeux has also entered into a sales management contract with Northern Group to manage and oversee sales throughout the United States, as well as a sales representation agreement for the states of Wisconsin, Illinois and Minnesota. While Prodijeux intends to enter into contracts with distributors to offer and sell WordXchange(R) and other products, there is no assurance that it will be able to negotiate or conclude satisfactory distributor agreements or, if negotiated and concluded, that such distributors will abide by the terms of said agreements. There can be no assurance that contracted distributors will employ qualified or competent personnel or that they will be able find retailers willing to carry and purchase Prodijeux's products. While Anagram is a majority shareholder of Prodijeux, Anagram does not have any control over the terms of any agreement for the distribution of WordXchange(R) . Delays or rising costs in the distribution and retail sale of WordXchange(R) will have a material adverse effect upon Prodijeux's business and prospects.

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

ITEM 7. FINANCIAL STATEMENTS AND INDEX TO FINANCIAL DATA

Set forth is a list of the consolidated financial statements of the Company being furnished in this Annual Report on Form 10-KSB pursuant to the instructions to Item 7. The financial statements as of and for the periods ending June 30, 2003 and 2002 are included following the signature pages of this report.


                          INDEX TO FINANCIAL STATEMENTS

Financial Statement                                                     Location*
-------------------                                                     ---------
Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . .  . . . . ..    F-1

Audited Consolidated Balance Sheets as of June 30, 2003 and June 30, 2002  . . . ..    F-2

Audited Consolidated Statements of Operations for the years ended June 30, 2003
and 2002        . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . ..    F-3

Audited Consolidated Statements of Stockholders' Deficit for the years
ended June 30, 2003 and 2002   . . . . . . . . . .. . ... . . . . . . . . . . . . .    F-4

Audited Consolidated Statements of Cash Flows for the years ended
June 30, 2003 and 2002  .  .  . .  . .  .   . . . . . . . . . . . . . .  . .. . . .    F-5

Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . ..    F-6-F-13

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


Name                         Age            Position
----                         ---            --------
Paul Michelin                64             President, CEO, President,
                                            CFO/Principal Accounting Officer
                                            & Director

Robert Michelin              39             Secretary & Director


Paul Michelin is Anagram's President and one of Anagram's Directors. Since 1992 Mr. Michelin has served as the President and a Director of FMC Group, Inc., a financial consulting firm, the stock of which he owns with his wife as tenants by the entireties. Mr. Michelin was appointed to serve as the President of International Child Care Corp. f/k/a COA Development Corp., OT Computer Training Corp., TL Industries, Inc., and International Software Technologies Corp in April 2001 and has served as a Director since 1995. Mr. Michelin previously served as Secretary of International Child Care Corp. since 1995. In addition, Mr. Michelin has served as the Chairman of the Board and Director of VI Solutions Inc. f/k/a SMC Multimedia Corp., which is engaged in the business of video conferencing sales and services. Since August 1995, Mr. Michelin has been a Director of Multicast Interactive Corp., f/k/a Stratosphere Communications Corp. Furthermore, Mr. Michelin has served since 1996 as a Director of Your Travel Connections, Inc., a travel agency 75% of which is owned by Louisa Michelin. Mr. Michelin has also served as a Director of Visitel Enterprises from January 2000 through May 5, 2001, as Director of QwikCap Corp. f/k/a Pacific Multimedia Corp. since September 1999, and as President and as Director of EMC Development Corp. f/k/a Solutions Software 2001, Inc., Solutions Software, MIS Solutions, Inc. since March 16, 2001. From 1983 to 1987, Mr. Michelin was a principal of Michelin & Company, Inc., a brokerage firm. In 1986 and 1987, certain allegations were made against Mr. Michelin and Michelin & Company, Inc. with respect to non-compliance with certain state and NASD regulations. Mr. Michelin has advised management that the foregoing claims were totally without merit. Nevertheless, he chose to pay certain fines in order to avoid the expenditure of substantial time and money in litigation. The Company made a determination to cease business and elected not to pay the fine to the NASD in view of the fact that the only penalty for non-payment would be the suspension of its business, which the Company had determined to cease. Mr. Michelin attended McGill University in Montreal, Canada.

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

The following table sets forth the names and ages of the members of Prodijeux's board, their executive officers and the positions they each hold.

Name                       Age       Position
----                       ---       --------
Michel Chiarore            44        Director, President

Rodolphe Charpentier       45        Director, Vice President, Creative Director

Paul Michelin              64        Director

Robert Michelin            39        Director

James Perretty             39        Director

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

COMPLIANCE WITH 16(A) OF THE SECURITIES AND EXCHANGE ACT OF 1934

To our knowledge, based solely on a review of such materials as are available from the SEC, no officer, director, or beneficial holder of more than ten (10%) percent of our issued and outstanding shares of common stock failed to timely file with the SEC any form or report required to be so filed pursuant to Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended June 30, 2003.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Set forth in the table below is information concerning the ownership, as of the close of the business on December 8, 2003, of the common stock by each person who is known to us to be the beneficial owner of more than five (5%) percent of our outstanding common stock, each officer and director, and all directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of our common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws, where applicable.

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

(2) Includes 6,000,000 shares held by ADC Development Corp., of which seventy nine (79%) percent of its capital stock is owned by FMC Group Inc., of which Mr. Paul Michelin is the President and a Director. Mr. Michelin, together with his wife are the sole shareholders of FMC Group, Inc.

ITEM 12. CERTAIN RELATIONSHIPS AND TRANSACTIONS

ADC Development Corp., of which FMC Group Inc. owns seventy nine (79%) percent of its capital stock, owns the majority of our outstanding common stock. Accordingly, FMC Group, Inc. through ADC Development will be able to exert complete control over matters requiring approval by our stockholders, including, but not limited to the election of directors and the approval of mergers or other business combinations.

Two of Anagram's directors are related, Robert Michelin is Paul Michelin's nephew.

Anagram owns fifty one (51%) percent of the outstanding stock of Prodijeux. Anagram has also agreed to loan Prodijeux approximately $790,000 (CDN $1,200,000), of which $510,556 (CDN $687,432) has been advanced as of June 30, 2003 at an interest rate of seven (7%) percent per annum. This loan is to be repaid upon the earlier of (i) Prodijeux achieving sales of at least fifty thousand (50,000) units of WordXchange , or (ii) by October 1, 2002. The current loan will be funded by Anagram through its parent ADC Development Corp.

Anagram's loan from ADC Development Corp. is for an amount up to $750,000 at an interest rate of 6% per year, with the unpaid principal and interest balance due on June 30, 2004.

In November 2002, the Company issued 106,000 shares of common stock to Company's President. In lieu of cash payment for the shares, the President's company, FMC Group, Inc., reduced the principal amount of its note receivable from ADC Development Corp., which is the parent company of Anagram Plus, Inc. ADC Development Corp., in turn, agreed to reduce the principal balance of its note receivable from Anagram Plus, Inc. by the same amount of $106,000.

A related party by way of common management has paid operating expenses on behalf of the Company. During the periods ended June 30, 2003 and June 30, 2002, the related party paid operating expenses on behalf of the Company in the amount of $23,312 and $1,128 respectively. The Company made no repayments during the periods ended June 30, 2002 and 2003. The Company owes the related party $24,958 and $1,795 as of June 30, 2003 and 2002, respectively.

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

(b) Reports on Form 8-K

NONE

ITEM 14. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days preceding the filing date of this annual report. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

There were no significant changes in the Company's internal control over financial reporting, to the knowledge of the management of the Company, or in other factors that have materially affected or are reasonably likely to materially affect, these internal controls over financial reporting subsequent to the evaluation date.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 9, 2003.

                                     ANAGRAM PLUS, INC.

                            By:     /s/ Paul Michelin
                                ---------------------------------
                                  Paul Michelin, President, CEO
                              & CFO/Principal Accounting Officer


In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.


/s/  Robert Michelin                     December 11, 2003
-------------------------------------
Robert Michelin, Secretary & Director

                               ANAGRAM PLUS, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                      FOR THE YEARS ENDED JUNE 30, 2003 AND

                                TABLE OF CONTENTS

Independent Auditor's Report.................................................1

Consolidated Financial Statements:

      Consolidated Balance Sheets as of June 30, 2003 and 2002...............2

      Consolidated Statements of Operations for the years ended
      June 30, 2003 and 2002.................................................3

      Consolidated Statement of Changes in Stockholders' Deficit for

      the years ended June 30, 2003 and 2002.................................4

      Consolidated Statements of Cash Flows for the years ended
      June 30, 2003 and 2002.................................................5

Notes to Consolidated Financial Statements................................6-13

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


                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


To  the  Board  of  Directors  and  Stockholders
Anagram  Plus,  Inc  and  subsidiary.

ANAGRAM PLUS, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2003 AND JUNE 30, 2002
--------------------------------------------------------------------------------

                                ASSETS

                                                                       2003            2002
                                                                     ---------      ---------
Current assets:
   Cash                                                              $   2,589      $  51,781
   Accounts receivable                                                  21,226          5,534
   Inventory                                                            70,019         57,556
                                                                     ---------      ---------
          Total current assets                                          93,834        114,871
                                                                     ---------      ---------

Property and equipment, net                                             10,602         13,062

Intangible assets, net                                                  13,689         13,439
                                                                     ---------      ---------

          Total assets                                               $ 118,125      $ 141,372
                                                                     =========      =========

         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                  $   2,830      $  14,511
   Accrued expenses                                                     84,987         55,947
   Current portion of long-term debt                                     1,857         39,489
   Loans payable - related parties                                     510,556        540,411
                                                                     ---------      ---------
          Total current liabilities                                    600,230        650,358
                                                                     ---------      ---------

Long-term debt, net of current portion                                  36,966          1,662

Commitments and contingencies                                               --             --

Stockholders' deficit:
   Preferred stock, $0.01 par value; 2,000,000 shares authorized            --             --
   Common stock, $.001 par value; 20,000,000 shares
     authorized, 6,394,000 and 6,236,000 shares issued
     and outstanding at June 30, 2003 and 2002, respectively             6,394          6,236
   Additional paid-in-capital                                          153,014         (4,828)
   Subscription receivable                                             (19,000)            --
   Foreign currency adjustment                                          (2,483)        (7,001)
   Accumulated deficit                                                (656,996)      (505,055)
                                                                     ---------      ---------
          Total stockholders' deficit                                 (519,071)      (510,648)
                                                                     ---------      ---------

          Total liabilities and stockholders' deficit                $ 118,125      $ 141,372
                                                                     =========      =========

See accompanying notes to consolidated financial statements.

ANAGRAM PLUS, INC.
CONSOLIDATED STATEMENT OF OPERATION
FOR THE YEARS ENDED JUNE 30, 2003 AND JUNE 30, 2002
--------------------------------------------------------------------------------

                                                               2003             2002
                                                            -----------      -----------
Sales                                                       $   128,809      $    33,507

Cost of sales                                                    88,822           34,768
                                                            -----------      -----------

Gross profit (loss)                                              39,987           (1,261)

Expenses
    General and administrative expenses                         123,103          208,646
    Sales and marketing                                          29,998           16,013
    Amortization                                                  3,488           21,766
    Depreciation                                                  3,443            5,573
                                                            -----------      -----------
Total expenses                                                  160,032          251,998
                                                            -----------      -----------

Loss from operations                                           (120,045)        (253,259)

Loss from impairment of goodwill                                     --          (65,377)

Interest expense                                                (31,896)         (23,388)
                                                            -----------      -----------

Loss before income taxes                                       (151,941)        (342,024)
                                                            -----------      -----------

Provision (benefit) for income taxes                                 --               --
                                                            -----------      -----------

Net loss                                                    $  (151,941)     $  (342,024)
                                                            ===========      ===========

Net loss per share (basic and diluted)                      $     (0.02)     $     (0.05)
                                                            ===========      ===========

Weighted average shares outstanding (basic and diluted)       6,343,397        6,236,000
                                                            ===========      ===========

See accompanying notes to consolidated financial statements.

ANAGRAM PLUS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED JUNE 30, 2003 AND JUNE 30, 2002

                                                                                        ACCUMULATED
                                            COMMON STOCK       ADDITIONAL                 OTHER
                                       ---------------------    PAID-IN   SUBSCRIPTION COMPREHENSIVE ACCUMULATED
                                         SHARES      AMOUNT     CAPITAL    RECEIVABLE     INCOME       DEFICIT       TOTAL
                                       ---------   ---------   ---------    ---------    ---------    ---------    ---------
     Balance at June 30, 2001          6,236,000   $   6,236   $ 115,438    $      --    $      --    $(150,082)   $ (28,408)

       Purchase of additional
       interest in subsidiary                 --          --     (69,597)          --           --      133,713       64,116

   Costs associated with Form
                  SB-2 filing                 --          --     (50,669)          --           --           --      (50,669)

  Foreign currency adjustment                 --          --          --           --       (7,001)          --       (7,001)

   Negative minority interest                 --          --          --           --           --     (146,662)    (146,662)

Net loss for the period ended                 --          --          --           --           --     (342,024)    (342,024)
                                       ---------   ---------   ---------    ---------    ---------    ---------    ---------
                June 30, 2002

     Balance at June 30, 2002          6,236,000       6,236      (4,828)          --       (7,001)    (505,055)    (510,648)
                                       ---------   ---------   ---------    ---------    ---------    ---------    ---------

 Common stock issued for cash             33,000          33      32,967           --           --           --       33,000

      Common stock issued for
      partial payment of note
                      payable            106,000         106     105,894           --           --           --      106,000

   Common stock subscriptions
                   receivable             19,000          19      18,981      (19,000)          --           --           --

  Foreign currency adjustment                                                                4,518           --        4,518

Net loss for the period ended
                June 30, 2003                 --          --          --           --           --     (151,941)    (151,941)
                                       ---------   ---------   ---------    ---------    ---------    ---------    ---------

     Balance at June 30, 2003          6,394,000   $   6,394   $ 153,014    $ (19,000)   $  (2,483)   $(656,996)   $(519,071)
                                       =========   =========   =========    =========    =========    =========    =========

See accompanying notes to consolidated financial statements.

ANAGRAM PLUS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2003 AND JUNE 30, 2002

                                                                        2003           2002
                                                                      ---------      ---------
  Cash flows from operating activities:
    Net loss                                                          $(151,941)     $(342,024)
    Adjustments to reconcile net loss to cash provided by
     (used in) operating activities:
        Depreciation and amortization                                     6,931         27,339
        Loss from impairment of goodwill                                     --         65,377
        (Increase) decrease in:
           Accounts receivable                                          (15,692)         7,963
           Inventory                                                    (12,463)       (34,468)
        Increase (decrease) in:
           Accounts payable                                             (11,681)       (48,317)
           Accrued expenses                                              29,040         21,478
                                                                      ---------      ---------
Net cash used in operating activities                                  (155,806)      (302,652)
                                                                      ---------      ---------

Cash flows from investing activities:
    Patents                                                              (2,463)            --
    Purchase of intangible assets                                            --        (12,717)
    Cash purchased at acquisition                                            --         56,811
    Net assets acquired in acquisition                                       --         45,797
                                                                      ---------      ---------
Net cash provided (used in) investing activities                         (2,463)        89,891
                                                                      ---------      ---------

Cash flows from financing activities:
    Proceeds from issuance of common stock, net                          33,000             --
    Repayments of long-term debt                                         (6,639)        (6,600)
    Costs associated with Form SB-2 filing                                   --        (20,669)
    Proceeds from loan from related parties                             102,052        296,965
    Repayment of loan from related party                                (29,795)            --
                                                                      ---------      ---------
Net cash provided by financing activities                                98,618        269,696
                                                                      ---------      ---------

Effect of exchange rate changes on cash                                  10,459         (5,693)
Net (decrease) increase in cash                                         (49,192)        51,242
                                                                      ---------      ---------
Cash at beginning of period                                              51,781            539
                                                                      ---------      ---------
Cash at end of period                                                 $   2,589      $  51,781
                                                                      =========      =========

SUPPLEMENTARY INFORMATION:
    Cash paid for:
        Interest paid                                                 $      --      $      --
                                                                      =========      =========
        Income taxes                                                  $      --      $   1,910
                                                                      =========      =========

    Non-cash disclosures of investing and financing activities:
        Purchase of additional interest in subsidiary in exchange
          for advance from related party                              $      --      $   2,020
                                                                      =========      =========
        Issuance of common stock for partial payment of
          note payable                                                $ 106,000      $      --
                                                                      =========      =========

See accompanying notes to consolidated financial statements.

ANAGRAM PLUS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Anagram Plus, Inc., a subsidiary of ADC Development Corp., is a 51% owner of the Canadian company Prodijeux, Inc. The accompanying consolidated financial statements for the years ended June 30, 2003 and 2002 represent those of Anagram Plus and its subsidiary (the Company).

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements for the periods ended June 30, 2003 and 2002 include the accounts of the parent company, Anagram Plus, Inc. and its subsidiary, Prodijeux, Inc. All significant intercompany accounts and transactions have been eliminated. The fiscal year end of the Company and its subsidiary is June 30.

Minority Interest

Under generally accepted accounting principles when losses applicable to the minority interest in a subsidiary exceed the minority interest in the equity capital of the subsidiary, the excess is not charged to the majority interest since there is no obligation of the minority interest to make good on such losses. The Company, therefore, has included losses applicable to the minority interest against its interest since the minority owners have no obligation to make good on the losses. If future earnings do materialize, the Company shall be credited to the extent of such losses previously absorbed.

Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. There are no cash equivalents at June 30, 2003 and 2002.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and expenses during the period reported. These estimates include assessing the realization of deferred tax assets, useful lives and recoverability of tangible and intangible assets and accruals for commitments and contingencies, among others. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in the period they are determined to be necessary. Accordingly, actual results could differ from those estimates.

Inventory

Inventory, consisting primarily of finished goods, is valued at the lower of cost or replacement value. The cost of the inventory is determined by using the first-in, first-out method.

ANAGRAM PLUS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Property and Equipment

Property and equipment is recorded at cost and is depreciated using accelerated methods over the assets estimated useful lives.

Revenue Recognition

Revenue is recognized on sales of products when the customer receives title to the goods and collectibility is reasonably assured, generally upon delivery.

Intangible Assets

Intangible assets consist of trademark, financing costs and patent are recorded at cost. Amortization is based on the estimated useful life using the straight-line method over five years. Accumulated amortization at June 30,2003 and 2002 was $6,312 and $2,781 respectively.

Advertising

Advertising costs are expensed when incurred. The advertising cost incurred for the periods ended June 30, 2003 and 2002 was $1,188 and $2,582, respectively.

Reclassifications

Certain amounts in prior year's Consolidated Financial Statements have been reclassified to conform with the 2003 presentation.

New Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods ending after December 15, 2002. The Company does not anticipate that the adoption of this statement will have any material impact on the balance sheet or statement of operations.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as specified and for hedging relationships designated after June 30, 2003. The Company does not anticipate that the adoption of this statement will have any material impact on the balance sheet or statement of operations.

ANAGRAM PLUS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003. Otherwise it will become effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not anticipate that the adoption of this statement will have any material impact on the balance sheet or statement of operations.

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable consists of normal trade receivables. The Company assesses the collectibility of its accounts receivable regularly. Based on this assessment, an allowance for doubtful accounts is recorded. At June 30, 2003 and 2002, an allowance for doubtful accounts was not considered necessary.

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments are accounts receivable, accounts payable and notes payable. The approximate fair value of the accounts receivable, accounts payable is based on its short-term nature. The recorded value of the notes payable approximates its fair value based on its short-term nature and the interest approximates the market rate.

NOTE 5 - CONCENTRATIONS

Concentrations of Credit Risk

The Company manufactures educational games to be distributed through manufacturers and toy specialty stores. The Company routinely assesses the financial strength of its customers and as a consequence believes its trade accounts receivable credit risk is limited. The Company generally does not require collateral. As of June 30, 2003 and 2002, no individual customer balance was determined to represent a material concentration of credit risk.

Concentrations of Bank Risk

The Company maintains its cash in deposit accounts at two financial institutions, which, at times, may exceed federally insured limits. Accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At June 30, 2003 and 2002 the Company had no balances in excess of FDIC insurance limits.

Concentrations of Suppliers

The Company purchases 100 percent of its raw materials from two suppliers. The Company believes that its relationships with its suppliers are satisfactory and does not anticipate any delays or reductions in raw materials from its suppliers that could have a material adverse effect on the Company's business.

ANAGRAM PLUS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 6 - GOODWILL IMPAIRMENT

At June 30, 2002, pursuant to SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company evaluated the recoverability of the long-lived assets, primarily goodwill recorded in the acquisition of Prodijeux Inc. Consequently, for the year ended June 30, 2002 the Company recorded a non-cash charge of $65,377 or $0.01 per share of common stock, adjusting the carrying value of the goodwill to its estimated fair of $0. Yearly amortization for such goodwill was $19,861.

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at June 30, 2003 and 2002:


                                                   2003           2002
                                                 --------      --------
         Equipment                               $ 17,114      $ 15,225
         Computer equipment                        10,324         9,184
                                                 --------      --------
              Total property and equipment         27,438        24,409
              Less: accumulated depreciation      (16,836)      (11,307)
                                                 --------      --------
              Property and equipment, net          10,602      $ 13,102
                                                   ======      ========


Depreciation expense for the periods ended June 30, 2003 and 2002 was $3,443 and $5,573, respectively.

NOTE 8 - INTANGIBLES

Intangible properties consist of trademark, patent and financing costs and are accounted for at cost. Amortization is based on the estimated useful life using the straight-line method over five years. Amortization expense for the period ended June 30, 2003 and 2002 was $3,488 and $21,766, respectively.

                                              2003          2002
                                            --------      --------
         Trademark                          $  2,326      $  2,069
         Patent                               16,784        12,717
         Financing costs                         891           793
         Less: accumulated amortization       (6,312)       (2,272)
                                            --------      --------
         Intangibles, net                   $ 13,689      $ 13,307
                                            ========      ========

ANAGRAM PLUS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 9 - LONG-TERM DEBT

At June 30, 2003 long-term debt consisted of the following:

                                                                2003            2002
                                                              --------        --------
Loan payable to individuals bearing interest at a rate
of 10% per annum, and interest not repayable before
July 1, 2004.                                                 $ 36,966        $ 32,885

Term bank loan, bearing interest at prime plus 1.5%,
repayable in monthly capital installments of $550 until
September 2003 plus interest. The loan is secured by
a moveable hypothec over the universality of claims.             1,857           8,266
                                                              --------        --------
                                                                38,823          41,151
Less: current portion                                           (1,857)        (39,489)
                                                              --------        --------
Total long-term debt                                          $ 36,966        $  1,662
                                                              ========        ========


Long-term debt principal repayments to be made during the subsequent periods are as follows:

               FOR THE PERIODS ENDING JUNE 30,
               -------------------------------
                           2004                               $  1,857
                           2005                                 36,966
                        Thereafter                                  --
                                                              --------
                                                              $ 38,823
                                                              ========



NOTE 10 - INCOME TAXES

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This standard requires, among other things, recognition of future tax consequences, measured by enacted tax rates attributable to taxable and deductible temporary differences between financial statement and income tax bases of assets and liabilities. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in the deferred tax asset and liability.

Temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities did not give rise to significant portions of deferred taxes at June 30, 2003 and 2002.

The (provision) benefit for income taxes consists of the following:

                                         2003                2002
                                         ----                ----
                    Current             $  --               $  --
                    Deferred               --                  --
                                        -----               -----
                                        $  --               $  --
                                        =====               =====

ANAGRAM PLUS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES, CONTINUED

As of June 30, 2003 and June 30, 2002, the Company had an unused net operating loss carry forward of $155,211 and $9,484, respectively, available for use on its future corporate federal tax returns. The Company's evaluation of the tax benefit of its net operating loss carry forward is presented in the following table. The tax amounts have been calculated using the Company's effective income tax rate resulting from the use of graduated rates.

Deferred tax assets for June 30, 2003 and 2002 consist of the following:

                                                       2003          2002
                                                    ---------      ---------
         Deferred tax asset:
              Tax benefit of net operating loss     $ 144,289      $  98,816

         Valuation allowance:
              Beginning balance                       (98,816)     $  (4,403)
         Increase during the year                     (45,473)       (94,413)
                                                    ---------      ---------
         Ending balance                              (144,289)       (98,816)
                                                    ---------      ---------
         Net deferred taxes                         $      --      $      --
                                                    =========      =========

               YEAR LOSS ORIGINATED          YEAR EXPIRING
               --------------------          -------------
               June 30, 2002                      2022
               June 30, 2003                      2023

A reconciliation of income tax at the statutory rate to the Company's effective tax rates for the periods ended June 30, 2003 and 2002, is as follows:

                                                     2003           2002
                                                  ---------      ---------
         Computed at the statutory rates(37%)     $  56,218      $ 126,549
         Non-deductible items                       (10,745)       (32,136)
         Increase in valuation allowance            (45,473)       (94,413)
                                                  ---------      ---------
         Tax provision (benefit)                  $      --      $      --
                                                  =========      =========


NOTE 11 - RELATED PARTIES TRANSACTIONS

During the periods ended June 30, 2003 and 2002, the Company executed non-interesting bearing demand notes with shareholders. The Company borrowed $23,025 and $18,600 from the shareholders and made no repayments during the period ended June 30, 2003 and 2002, respectively.

A related party by way of common management has paid operating expenses on behalf of the Company. During the periods ended June 30, 2003 and June 30, 2002, the related party paid operating expenses on behalf of the Company in the amount of $23,312 and $1,128 respectively. The Company made no repayments during the periods ended June 30, 2003 and 2002. The Company owes the related party $24,958 and $1,795 as of June 30, 2003 and 2002, respectively.

ANAGRAM PLUS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 11 - RELATED PARTIES TRANSACTIONS, CONTINUED

Under the terms of an unsecured promissory note executed between the Company and its parent, the parent loaned the Company $80,981 and $275,217 during the periods ended June 30, 2003 and 2002, respectively. The interest rate of this note is 6% per year and the interest began to accrue on the unpaid balance beginning as of February 28, 2001. The unpaid principal and interest balance are due on June 30, 2004. The Company repaid $8,000 during the period ended June 30, 2003. At June 30, 2003 and 2002, the Company had an outstanding principal balance of $461,665 and $517,996, respectively. In addition, the accrued interest balance at June 30, 2003 and 2002 was $54,228 and 25,947 respectively. As discussed in note 11 below, the parent reduced the principal balance on the loan by $106,000 in connection with the sale of common stock.

During the period ended June 30, 2003, the Company's subsidiary was charged consulting fees by a shareholder totaling $3,986 ($6,000 Canadian). A member of the board of directors and shareholder provided management and consulting services to the subsidiary for $1,275 ($2,000 Canadian) per month during 2002. The Company paid the related parties $14,023 during the period ended June 30, 2002. The Company owed the shareholder $1,275 at June 30, 2002.

NOTE 12 - COMMON STOCK

During the period ended June 30, 2003 the Company sold 33,000 shares under the Form SB-2 registration statement for a total of $33,000, net of costs incurred.

During November 2002, the Company converted $106,000 of debt into 106,000 shares. The principal balance of note receivable from ADC Development Corp., which is the parent company of Anagram Plus, Inc. was reduce by the same amount of $106,000.

At June 30, 2003, the Company had subscriptions receivable of $19,000 for 19,000 shares.

NOTE 13 - CURRENCY RATES

For the purpose of conversion from Canadian Dollars to U.S. Dollars, the end of the month and twelve-month average exchange rates were used, where applicable. The rate, as quoted in the Wall Street Journal, was $0.7427 Canadian Dollars to 1 U.S. Dollar at June 30, 2003 and $0.6595 at June 30, 2002.

The average rate for the periods ending June 30, 2003 and 2002 was $0.6639 and $0.6374, respectively, Canadian Dollars to $1 U.S. Dollar.

NOTE 14 - LETTER OF CREDIT

Under the terms of a credit line facility the Company has the ability to issue letters of credit up to a total amount of $250,000 during the year. The credit line facility is secured by a certificate of deposit when the line of credit is in force. As of June 30, 2003, there was no outstanding balance under this facility.

ANAGRAM PLUS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 15 - COMMITMENT

The Company's subsidiary has a long term lease agreement for its office space, in Canada, which expires in October 2005.

Future minimum lease payments under this operating lease are as follows as of June 30, 2003:

                         2006           $8,101
                         2007           $2,398

NOTE 16 - GOING CONCERN AND MANAGEMENT'S PLAN OF ACTION

As shown in the accompanying financial statements, the Company incurred a net loss during the periods ended June 30, 2003 and June 30, 2002 and, as of those dates the Company's total liabilities exceeded its total assets. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Under the terms of the related party loan payable referenced in Note 11, the Company has a commitment from its parent, ADC Development Corp., for funds in the amount of $750,000, of which approximately $288,000 is still due the Company. These funds will be used for loans to Prodijeux as well as to cover the Company's operating expenses. As Prodijeux's need for additional funding decreases, Anagram's cash requirements will also decrease. The ability of the Company to achieve its funding requirements is dependent upon the ability of ADC to fulfill its commitment.