Form 10QSB
period 2003-06-30
ANAGRAM PLUS INC
filed 2004-01-15
CIK 1138016

FORM 10-QSB

                     U.S. Securities and Exchange Commission
                              Washington D.C. 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal quarter ended: JUNE 30, 2003
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

                      Yes ___                    No_X_


         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of January 12, 2004: 6,394,000 shares of common stock, par value $.001 per share.

                                     INDEX

PART  I.  FINANCIAL  INFORMATION

Item  1.  Financial  Statements

Condensed Consolidated Balance Sheet at September 30, 2003 (unaudited) ........1

Condensed Consolidated Statements of Operations for the Three Months
 Ended September 30, 2003 and 2002 (unaudited) ................................2

Condensed Consolidated Statement of Stockholders' Deficit for
 the Three Months Ended September 30, 2003 (unaudited) ........................3

Condensed Consolidated Statements of Cash Flows for the
 Three Months Ended September 30, 2003 and 2002 (unaudited) ...................4

Notes to Condensed Consolidated Financial Statements (unaudited) ............5-7

Item  2.  Management's  Discussion  and  Analysis  of
Financial  Conditions  and  Results  of  Operations ........................7-10


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings ....................................................11

Item 2. Changes in Securities ................................................11

Item 3. Defaults upon Senior Securities ......................................11

Item 4. Submission of Matters to a Vote of Security Holders...................11

Item 5. Other Information.....................................................11

Item 6. Exhibits and Reports on Form 8-K......................................11

Signatures....................................................................12

ANAGRAM PLUS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2003
(UNAUDITED)
================================================================================

                                     ASSETS

                                                                        2003
                                                                      ---------
Current assets:
   Cash                                                               $  93,606
   Accounts receivable                                                   39,177
   Inventory                                                             35,636
                                                                      ---------
           Total current assets                                         168,419

Property and equipment, net                                               9,722

Intangible assets, net                                                   12,690
                                                                      ---------

           Total assets                                               $ 190,831
                                                                      =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                   $  35,818
   Due to related parties                                               105,587
   Accrued expenses                                                      63,137
   Loan payable - related party                                         489,971
                                                                      ---------
           Total current liabilities                                    694,513

Long-term debt, net of current portion                                   86,581

Commitments and Contingencies                                                --

Stockholders' deficit:
   Preferred stock, $0.01 par value; 2,000,000 shares authorized             --
   Common stock, $.001 par value; 20,000,000 shares
     authorized, 6,349,000 shares issued and outstanding                  6,394
   Additional paid-in-capital                                           134,014
   Foreign currency adjustment                                          (43,745)
   Accumulated deficit                                                 (686,926)
                                                                      ---------
           Total stockholders' deficit                                 (590,263)
                                                                      ---------

           Total liabilities and stockholders' deficit                $ 190,831
                                                                      =========

     See accompanying notes to condensed consolidated financial statements.

ANAGRAM PLUS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
THREE MONTHS  ENDED SEPTEMBER 30, 2003 AND 2002
(UNAUDITED)
================================================================================

                                                                 2003              2002
                                                             -----------       -----------
Sales                                                        $    47,373       $    28,384

Cost of sales                                                     32,488            11,316
                                                             -----------       -----------

Gross profit (loss)                                               14,885            17,068

Expenses
    General and administrative expenses                           24,955            30,486
    Sales and marketing                                            8,697             1,897
    Amortization                                                     917               778
    Depreciation                                                     813             1,014
                                                             -----------       -----------
Total expenses                                                    35,382            34,175
                                                             -----------       -----------

Loss from operations                                             (20,497)          (17,107)

Interest expense                                                  (9,433)           (9,161)
                                                             -----------       -----------

Loss before income taxes                                         (29,930)          (26,268)
                                                             -----------       -----------

Provision (benefit) for income taxes                                  --                --
                                                             -----------       -----------

Net loss                                                     $   (29,930)      $   (26,268)
                                                             ===========       ===========

Net loss per share (basic and diluted)                       $     (0.00)      $     (0.00)
                                                             ===========       ===========

Weighted average shares outstanding (basic and diluted)        6,394,000         6,239,348
                                                             ===========       ===========

     See accompanying notes to condensed consolidated financial statements.

ANAGRAM PLUS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S DEFICIT
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003
(UNAUDITED)
================================================================================

                                                                                   Accumulated
                                           Common Stock             Additional         Other
                                   ---------------------------       Paid-In       Comprehensive     Accumulated
                                     Shares           Amount         Capital           Income           Deficit           Total
                                   ----------       ----------      ----------       ----------       ----------       ----------
Balance at June 30, 2003            6,394,000            6,394         134,014           (2,483)        (656,996)        (519,071)

Foreign currency adjustment                                                             (41,262)              --         (41,262)

Net loss for the period
  ended September 30, 2003                 --               --              --               --          (29,930)         (29,930)
                                   ----------       ----------      ----------       ----------       ----------       ----------

Balance at September 30, 2003       6,394,000       $    6,394      $  134,014       $  (43,745)      $ (686,926)      $ (590,263)
                                   ==========       ==========      ==========       ==========       ==========       ==========

     See accompanying notes to condensed consolidated financial statements.

ANAGRAM PLUS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(UNAUDITED)
================================================================================

                                                                            2003            2002
                                                                         ---------       ---------
Cash flows from operating activities:
      Net loss                                                           $ (29,930)      $ (26,268)
      Adjustments to reconcile net loss to cash provided by
       (used in) operating activities:
          Depreciation and amortization                                      1,730           1,792
          (Increase) decrease in:
              Accounts receivable                                          (17,951)        (14,764)
              Inventory                                                     34,383          13,580
          Increase (decrease) in:
              Accounts payable                                               2,988          (5,368)
              Accrued expenses                                               8,150          14,541
              Due to related parties                                            --          (1,795)
                                                                         ---------       ---------
Net cash used in operating activities                                         (630)        (18,282)
                                                                         ---------       ---------

Cash flows from investing activities:
Net cash used in investing activities                                    $      --       $      --
                                                                         ---------       ---------

Cash flows from financing activities:
      Proceeds from issuance of common stock, net                               --          13,000
      Repayments of long-term debt                                          (1,209)         (1,629)
      Proceeds from loan from related parties                              127,982          21,250
      Repayment of loan from related party                                  (7,242)         (8,000)
                                                                         ---------       ---------
Net cash provided by financing activities                                  119,531          24,621
                                                                         ---------       ---------

Effect of exchange rate changes on cash                                    (27,884)         (4,050)
Net increase in cash                                                        91,017           2,289
                                                                         ---------       ---------
Cash at beginning of period                                                  2,589          51,781
                                                                         ---------       ---------
Cash at end of period                                                    $  93,606       $  54,070
                                                                         =========       =========

Supplementary Information:
      Cash paid for:
          Interest paid                                                  $      --       $   1,271
                                                                         =========       =========

      Non-cash disclosures of investing and financing activities:
          Purchase of additional interest in subsidiary in exchange
              for advance from related party                             $      --       $   2,020
                                                                         =========       =========

     See accompanying notes to condensed consolidated financial statements.

ANAGRAM PLUS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
================================================================================

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

The accompanying unaudited condensed financial statements of Anagram Plus, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the three months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004. For further information, refer to the financial statements and the footnotes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2003, as filed with the Securities and Exchange Commission.

Anagram Plus, Inc. (the Company), a subsidiary of ADC Development Corp., is a 51% owner of the Canadian company Prodijeux, Inc. (subsidiary). The accompanying consolidated financial statements represent those of the Company and its subsidiary.

NOTE 2 - GOING CONCERN

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

NOTE 3 - RELATED PARTY TRANSACTIONS

During the period ended September 30, 2003, the Company executed non-interest bearing demand notes with an affiliate and a shareholder. The Company borrowed $98,994 from an affiliate and $23,994 from a shareholder, respectively. The repayments will be made as the receivables are collected. As of September 30, 2003, $7,242 repayments were made on these loans.

Under the terms of an unsecured promissory note executed between the Company and its parent, the parent loaned the Company $4,994 during the period ended September 30, 2003. The interest rate of this note is 6% per year and the interest began to accrue on the unpaid balance beginning as of February 28, 2001. The unpaid principal and interest balance are due on June 30, 2004. At September 30, 2003, the Company had an outstanding principal balance of $489,971 and $63,137 in accrued interest.

ANAGRAM PLUS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
================================================================================

NOTE 4 - CURRENCY RATES

For the purpose of conversion from Canadian Dollars to U.S. Dollars, the end of the month and three and nine month average exchange rates were used, where applicable. The rate, as quoted in the Wall Street Journal, was $0.7391 Canadian Dollars to 1 U.S. Dollars at September 30, 2003 and $0.6336 at September 30, 2002.

The average rates for the three months ended September 30, 2003 and 2002 were $0.7257 and $0.6406, respectively.

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

PRINCIPLES OF CONSOLIDATION

The unaudited condensed consolidated financial statements included in this filing for the periods ended September 30, 2003 and 2002 include our accounts and our subsidiary, Prodijeux Inc. (sometimes hereinafter referred to jointly as the "Company"). All significant intercompany accounts and transactions have been eliminated.

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

RESULTS OF OPERATIONS

Comparison of  Three Months Ended September 30, 2003 and  2002

REVENUES

During the three months ended September 30, 2003, the Company made sales of $47,373 as compared to $28,384 of sales for the three months ended September 30, 2002. This represents an increase of $18,989 or 66.9% over the same period in the prior year. The Company sold approximately 1,941 units of WordXchange and 1,088 units of WordXchange Junior during the three months ended September 30, 2003. Anagram sold approximately 1,896 units of WordXchange and 345 units of AnagramPlus for the comparable period in prior year. WordXchange Junior product was introduced and sold in 2003. The majority of the products sold were shipped to the United States and Canada, with the remainder being shipped to Europe, Australia and Hong Kong. Sales were made to several toy and game retailers and distributors. The Company is continuing to negotiate with different retailers and distributors in order to increase sales space. Management believes that the Company is increasing its effectiveness with respect to its efforts as we are continuing to take orders for the games.

COST OF GOODS SOLD

The Company's cost of goods sold for the period ended September 30, 2003 was $32,488 as compared to $11,316 for the period ended September 30, 2003. The increase in costs is attributable to the increase of units sold during the three months ended September 30, 2003 and a higher cost per unit of earlier version of the products. The gross profit for the period ended September 30, 2003 was $14,885 as compared to a gross profit of $17,068 for the period ended September 30, 2002. The reduction in gross profit is due to the following factors: (1) a reduction in unit price of WordXchange of approximately 16% from prior year; (2) a higher unit cost of earlier version of the products; and (3) large sales at slightly above cost to promote new businesses.

OPERATING EXPENSES

The Company's salary expense decreased $7,688 or 78% to $2,177 for the three months ended September 30, 2003 from $9,865 for the three months ended September 30, 2002. The decrease in salaries can be attributed to the fact that our Creative Vice President is no longer receiving a salary and his services are being used on an as needed basis. Management anticipates that if sales begin to increase at a faster level the Company will need to hire a sales force and an administrative staff as well as a production design staff. Those functions are currently being performed by the President of Prodijeux and by independent sales representatives.

The Company's expense for professional fees for the three months ended September 30, 2003 decreased $12,385 or 87% to $1,872 as compared to $14,257 for the three months ended September 30, 2002. This increase can be directly attributed to the inclusion of auditing fees incurred for the audit of the year ended June 30, 2002. This line item also includes legal and accounting expenses, and transfer agent fees incurred as part of being a public company in the normal course of business.

Advertising expense for the three months ended September 30, 2003 increased $3,756 as compared to $-0- for the three months ended September 30, 2002. Management is implementing its marketing efforts in promoting its products in convention and promotion to increase its sales pace.

INTEREST EXPENSE

Interest expense for the three months ended September 30, 2003 and 2002 was virtually unchanged as the outstanding balances were approximately at the same level at September 30, 2003 and 2002.

NET LOSS

As a result of the foregoing, we reported a net loss of $29,930 or $-0- per share for the three months ended September 30, 2003 as compared to $26,268 or $-0- per share for the three months ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES OF ANAGRAM AND PRODIJEUX COMBINED

We have incurred losses since our inception and have negative cash flows from operations. Until Prodijeux can produce cash flow from its continuing operations the Company's main sources of cash will continue to be its loan from its parent corporation, ADC Development Corp. and any additional investment capital raised through our public offering. We have raised $33,000 for the year ended June 30, 2003, and $12,000 through a public offering through September 25, 2002.

Anagram intends to satisfy Prodijeux's working capital requirements principally through issuance of debt and equity securities. As of September 30, 2003 Anagram had a negative working capital of $526,094.

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

Anagram has committed to loan Prodijeux up to approximately $790,000 (CDN $1,069,000) for continuing operations. Through September 30, 2003, Anagram has loaned Prodijeux $654,267 (CDN $885,221). Anagram may increase the amount loaned Prodijeux, if approved by the board of directors of Anagram. During the three months ended September 30, 2003, Prodijeux executed non-interest bearing demand notes with an affiliate and a shareholder for approximately $99,000 and $24,000, respectively. The notes are being repaid as the receivables are collected. As of September 30, 2003, $7,242 repayments were made on these loans.

Currently Anagram receives its funding primarily from its parent, ADC Development Corp. ADC Development Corp. has committed to loan Anagram up to $750,000 pursuant to the terms of a promissory note. As of September 30, 2003 ADC Development Corp. has loaned Anagram $489,971. Depending upon the amount of money raised through the on-going public offering, Anagram may need additional financing for funding Prodijeux's operations during the next twelve months.

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

Due to the nature of the relationships between Prodijeux and its creditors, Anagram does not anticipate a creditor will demand repayment within the next twelve months. Although, if Prodijeux's cash position allows Prodijeux will pay off these debts earlier than scheduled to eliminate the payment of additional interest charges. If Prodijeux cannot make timely repayments it would request financing from Anagram who, if it cannot meet the request from its own funds, would seek financing from its parent

ITEM 3. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures within the 90 days preceding the filing date of this quarterly report. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

There were no significant changes in the Company's internal control over financial reporting, to the knowledge of the management of the Company, or in other factors that have materially affected or are reasonably likely to materially affect, these internal controls over financial reporting subsequent to the evaluation date.

Changes in internal controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders as of the date hereof.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS

(a) The following list sets forth the applicable exhibits (numbered in accordance with Item 601 of Regulation S-K) required to be filed with this Quarterly Report on Form 10-QSB:

(b)     None

Exhibit 31.1 Certification required by Rule 13a-14 (a) (17 CFR 240.13a-14(a)) or Rule 15d-14 (a) (17 CFR 240.15d-14(a)).

Exhibit 32.1 Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 15, 2004.

                               Anagram Plus, Inc.



                               By: /s/ Paul Michelin
                               ----------------------------------
                               Paul Michelin, President, CEO
                               & CFO/Principal Accounting Officer


In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.




         /s/ Robert Michelin                                    January 15, 2004
         -------------------------------------
         Robert Michelin, Secretary & Director