Form 10QSB
period 2003-12-31
ANAGRAM PLUS INC
filed 2004-02-17
CIK 1138016

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                 For the fiscal quarter ended: December 31, 2003

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

Indicate  the  number  of  shares  outstanding  of each of the registrant's classes of common stock, as of February 12, 2004: 6,394,000 shares of common stock, par value $.001 per share.

                                      INDEX
                                      -----


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheet at December 31, 2003 (Unaudited) ..... 1

Condensed Consolidated Statements of Operations for the Three Months
 And Six Months Ended December 31, 2003 and 2002 (Unaudited) .............. 2

Condensed Consolidated Statement of Stockholders' Equity for
 the Three Months Ended December 31, 2003 (Unaudited) ..................... 3

Condensed Consolidated Statements of Cash Flows for the
 Six Months Ended December 31, 2003 and 2002 (Unaudited) .................. 4

Notes to Condensed Consolidated Financial Statements (Unaudited) ......... 5-6

Item 2.  Management's Discussion and Analysis of Financial Conditions
         and  Results  of  Operations .................................... 7-10

Item 3.  Controls and Procedures ........................................... 10

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings .................................................. 11

Item 2. Changes in Securities .............................................. 11

Item 3. Defaults upon Senior Securities .................................... 11

Item 4. Submission of Matters to a Vote of Security Holders................. 11

Item 5. Other Information................................................... 11

Item 6. Exhibits and Reports on Form 8-K.................................... 11

Signatures.................................................................. 12

ANAGRAM PLUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2003
(UNAUDITED)
--------------------------------------------------------------------------------

                               ASSETS
                                                                          2003
                                                                        ---------
Current assets:
   Cash                                                                 $     284
   Accounts receivable                                                     70,692
   Inventory                                                              130,600
                                                                        ---------
           Total current assets                                           201,576

Property and equipment, net                                                 9,879

Intangible assets, net                                                     12,290
                                                                        ---------
           Total assets                                                 $ 223,745
                                                                        =========

                LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                     $  32,485
   Due to related parties                                                 110,268
   Accrued expenses                                                        70,824
   Note payable -  related party                                           90,517
   Loan payable - related party                                           524,952
                                                                        ---------
           Total current liabilities                                      829,046

Commitments and Contingencies                                                  --

Stockholders' deficit:
   Preferred stock, $0.01 par value; 2,000,000 shares authorized               --
   Common stock, $.001 par value; 20,000,000 shares
     authorized, 6,349,000 shares issued and outstanding                    6,394
   Additional paid-in-capital                                             134,014
   Foreign currency adjustment                                            (64,348)
   Accumulated deficit                                                   (681,361)
                                                                        ---------
           Total stockholders' deficit                                   (605,301)
                                                                        ---------
           Total liabilities and stockholders' deficit                  $ 223,745
                                                                        =========

     See accompanying notes to condensed consolidated financial statements.

ANAGRAM PLUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                  THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                      DECEMBER 31,                          DECEMBER 31,
                                                             -----------------------------       -----------------------------
                                                                2003              2002               2003             2002
                                                             -----------       -----------       -----------       -----------
Sales                                                        $    67,640       $    55,697       $   115,013       $    84,081

Cost of sales                                                     55,795            40,916            88,283            52,358
                                                             -----------       -----------       -----------       -----------

Gross profit (loss)                                               11,845            14,781            26,730            31,723

Expenses
     General and administrative expenses                          25,203            48,598            39,983            80,028
     Sales and marketing                                          10,682            10,425            14,439            12,323
     Amortization                                                    960               769             1,877             1,548
     Depreciation                                                    851             1,002             1,664             2,016
                                                             -----------       -----------       -----------       -----------
Total expenses                                                    37,696            60,794            57,963            95,915
                                                             -----------       -----------       -----------       -----------

Loss from operations                                             (25,851)          (46,013)          (31,233)          (64,192)

Foreign currency exchange gain                                    39,749             4,433            24,633             5,504
Interest expense                                                  (8,333)           (8,032)          (17,765)          (17,193)
                                                             -----------       -----------       -----------       -----------

Income (loss) before income taxes                                  5,565           (49,612)          (24,365)          (75,881)
                                                             -----------       -----------       -----------       -----------

Provision (benefit) for income taxes                                  --                --                --                --
                                                             -----------       -----------       -----------       -----------

Net income (loss)                                            $     5,565       $   (49,612)      $   (24,365)      $   (75,881)
                                                             ===========       ===========       ===========       ===========

Net Income (loss) per share (basic and diluted)              $      0.00       $     (0.01)      $     (0.00)      $     (0.01)
                                                             ===========       ===========       ===========       ===========

Weighted average shares outstanding (basic and diluted)        6,394,000         6,347,750         6,239,348         6,301,864
                                                             ===========       ===========       ===========       ===========

     See accompanying notes to condensed consolidated financial statements.

ANAGRAM PLUS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED DECEMBER 31, 2003
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                                ACCUMULATED
                                         COMMON STOCK            ADDITIONAL        OTHER
                                   -------------------------      PAID-IN      COMPREHENSIVE     ACCUMULATED
                                    SHARES          AMOUNT        CAPITAL          INCOME          DEFICIT         TOTAL
                                   ---------      ----------     ----------      ----------      ----------      ----------
Balance at September 30, 2003      6,394,000           6,394        134,014         (43,745)       (686,926)       (590,263)

Foreign currency adjustment                                                         (20,603)             --         (20,603)

Net income for the period
  ended December 31, 2003                 --              --             --              --           5,565           5,565
                                   ---------      ----------     ----------      ----------      ----------      ----------
Balance at December 31, 2003       6,394,000      $    6,394     $  134,014      $  (64,348)     $ (681,361)     $ (605,301)
                                   =========      ==========     ==========      ==========      ==========      ==========

     See accompanying notes to condensed consolidated financial statements.

ANAGRAM PLUS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                                   SIX MONTHS ENDED
                                                                                      DECEMBER 31,
                                                                               ------------------------
                                                                                 2003            2002
                                                                               ---------      ---------
Cash flows from operating activities:
      Net loss                                                                 $ (24,365)     $ (75,881)
      Adjustments to reconcile net loss to cash provided by
       (used in) operating activities:
          Depreciation and amortization                                            3,541          3,564
          (Increase) decrease in:
              Accounts receivable                                                (49,466)        (7,642)
              Inventory                                                          (60,581)       (19,391)
          Increase (decrease) in:
              Accounts payable                                                      (346)         9,916
              Accrued expenses                                                    15,837         20,203
              Due to related parties                                                  --        (21,795)
                                                                               ---------      ---------
Net cash used in operating activities                                           (115,380)       (91,026)
                                                                               ---------      ---------

Cash flows from investing activities:
Net cash used in investing activities                                          $      --      $      --
                                                                               ---------      ---------

Cash flows from financing activities:
      Proceeds from issuance of common stock, net                                     --         33,000
      Repayments of long-term debt                                                (1,209)        (3,165)
      Proceeds from loan from related parties                                    162,963         34,750
      Repayment of loan from related party                                        (7,242)        (8,000)
                                                                               ---------      ---------
Net cash provided by financing activities                                        154,512         56,585
                                                                               ---------      ---------

Effect of exchange rate changes on cash                                          (41,437)        (4,021)
Net increase in cash                                                              (2,305)       (38,462)
                                                                               ---------      ---------
Cash at beginning of period                                                        2,589         51,781
                                                                               ---------      ---------
Cash at end of period                                                          $     284      $  13,319
                                                                               =========      =========

SUPPLEMENTARY INFORMATION:
      Cash paid for:
          Interest paid                                                        $      --      $   2,190
                                                                               =========      =========

      Non-cash disclosures of investing and financing activities:
          Purchase of additional interest in subsidiary in exchange
              for advance from related party                                   $      --      $   2,020
                                                                               =========      =========
          Issuance of stock to related party for partial reduction of note
              payable balance                                                  $      --      $ 106,000
                                                                               =========      =========

     See accompanying notes to condensed consolidated financial statements.

ANAGRAM PLUS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Anagram Plus, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the six months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004. For further information, refer to the financial statements and the footnotes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2003, as filed with the Securities and Exchange Commission.

NOTE 3 - GOING CONCERN

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

NOTE 4 - RELATED PARTY TRANSACTIONS

During the period ended December 31, 2003, the Company executed non-interest bearing demand notes with an affiliate and a shareholder. The Company borrowed $98,994 from an affiliate and $23,994 from a shareholder, respectively. The repayments will be made as accounts receivable are collected. As of December 31, 2003, $7,242 repayments were made on these loans.

Under the terms of an unsecured promissory note executed between the Company and its parent, the parent loaned the Company $39,975 during the period ended December 31, 2003. The interest rate of this note is 6% per year and the interest began to accrue on the unpaid balance beginning as of February 28, 2001. The unpaid principal and interest balance are due on June 30, 2004. At December 31, 2003, the Company had an outstanding principal balance of $524,952 and $70,824 in accrued interest.

NOTE 5 - CURRENCY RATES

For the purpose of conversion from Canadian Dollars to U.S. Dollars, the end of the month and three and six month average exchange rates were used, where applicable. The rate, as quoted in the Wall Street Journal, was $0.7727 Canadian Dollars to 1 U.S. Dollars at December 31, 2003 and $0.6344 at December 31, 2002.

The average rates for the six months ended December 31, 2003 and 2002 were $0.7729 and $0.6369, respectively.

NOTE 6 - EARNINGS PER SHARE

Basic net earnings (loss) per common share is computed by dividing net earnings
(loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

PAGE>


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

PRINCIPLES OF CONSOLIDATION

The unaudited condensed consolidated financial statements included in this filing for the periods ended December 31, 2003 and 2002 include our accounts and our subsidiary, Prodijeux Inc. (sometimes hereinafter referred to jointly as the "Company"). All significant intercompany accounts and transactions have been eliminated.

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

RESULTS OF OPERATIONS
COMPARISON OF SIX MONTHS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002

REVENUES

During the six months ended December 31, 2003, the Company made sales of $115,013 as compared to $84,081 of sales for the six months ended December 31, 2002. This represents an increase of $30,932 or 36.79% over the same period in the prior year. The Company sold approximately 7,630 units of WordXchange, 2,072 units of WordXchange Junior, and 1,195 units of Anagram Plus during the six months ended December 31, 2003. Anagram sold approximately 3,963 units of WordXchange and 5,520 units of AnagramPlus for the comparable period in prior year. WordXchange Junior product was introduced and sold in 2003. The increase in revenues is due to a significant increase in sales of WordXchange and WordXchange Junior, which is more than offset a decrease in sales of AnagramPlus product. The majority of the products sold were shipped to the United States and Canada, with the remainder being shipped to Europe, Australia and Hong Kong. Sales were made to several toy and game retailers and distributors. The Company is continuing to negotiate with different retailers and distributors in order to increase sales space. Management believes that the Company is increasing its effectiveness with respect to its efforts as we are continuing to take orders for the games.

COST OF GOODS SOLD

The Company's cost of goods sold for the period ended December 31, 2003 was $88,283 as compared to $52,358 for the period ended December 31, 2002. The increase in costs is attributable to the increase of units sold during the six months ended December 31, 2003, a higher cost per unit of earlier version of the products, and higher freight charges. Hence, the gross profit for the period ended December 31, 200 was $26,730 as compared to a gross profit of $31,723 for the period ended December 31, 2002. The reduction in gross profit is due to the following factors: (1) a reduction in unit price of WordXchange of approximately 16% from prior year; (2) a higher unit cost of earlier version of the products; and (3) large sales at slightly above cost to promote new businesses.

OPERATING EXPENSES

The Company's salary expense decreased $8,891 or 50% to $8,915 for the six months ended December 31, 2003 from $17,896 for the six months ended December 31, 2002. The decrease in salaries can be attributed to the fact that our Creative Vice President is no longer receiving a salary and his services are being used on an as needed basis. Management anticipates that if sales begin to increase at a faster level the Company will need to hire a sales force and an administrative staff as well as a production design staff. Those functions are currently being performed by the President of Prodijeux and by independent sales representatives.

Consulting expense for the period decreased by $5,710 or 100% to $0 for the six months ended December 31, 2003 from $5,710 for six months ended December 31, 2002. This decrease is a direct result of management's decision to cease using a consultant who assisted with the marketing and distribution of WordXchange . Management has not made a decision as to the feasibility of obtaining the services of another consultant. We believe the consulting fees will remain at the same level for the foreseeable future.

The Company's expense for professional fees for the period ended December 31, 2002 decreased $31,187 or 82% to $6,808 as compared to $37,995 for the period ended December 31, 2002. This decrease can be directly attributed to the legal, auditing fees and other related fees incurred for the audit of the year ended June 30, 2002 as part of becoming a public company in the first part of 2002. This line item also includes legal and accounting expenses, and transfer agent fees incurred as part of being a public company in the normal course of business.

FOREIGN EXCHANGE

Foreign exchange gain increased $19,129 or 348% to $24,633 for the period ended December 31, 2003 from $5,504 for the comparable period ended December 31, 2002. This is primarily due to the fact more than 90% of Prodijeux sales, were to the United States customers, who paid in US dollars and the US dollars have been weaker against the Canadian dollars in the last six months.

INTEREST EXPENSE

Interest expense increased $572 or 3%, to $17,765 for the period ended December 31, 2003 from $17,193 for the period ended December 31, 2002. This slight increase can be attributed to the outstanding note payable balance, which has remained fairly constant during these periods.

NET LOSS

The Company reported a net loss of $24,365 for the six months ended December 31, 2003 as compared to $75,881 for the period ended December 31, 2002. This was a result of a number of cost control measurements implemented and a benefit of a favorable foreign exchange rate realized at its Canadian subsidiary.

COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 2003 AND  2002
REVENUES

During the three months ended December 31, 2003, the Company made sales of $67,640 as compared to $55,697 of sales for the three months ended December 31, 2002. This represents an increase of $11,943 or 21% over the same period in the prior year. The Company sold approximately 6,367 units of WordXchange, 784 units of WordXchange Junior, and 1,195 units of Anagram Plus during the three months ended December 31, 2003. Anagram sold approximately 2,128 units of WordXchange, and 5,175units of AnagramPlus for the comparable period in prior year. WordXchange Junior product was introduced and sold in 2003. The increase in revenues is due to a significant increase in sales of Wordxchange and Wordxchange Junior, which is more than offset a decrease in sales of AnagramPlus product. The majority of the products sold were shipped to the United States and Canada, with the remainder being shipped to Europe, Australia and Hong Kong. Sales were made to several toy and game retailers and distributors. The Company is continuing to negotiate with different retailers and distributors in order to increase sales space. Management believes that the Company is increasing its effectiveness with respect to its efforts as we are continuing to take orders for the games.

COST OF GOODS SOLD

The Company's cost of goods sold for the three months period ended December 31, 2003 was $55,795 as compared to $40,916 for the same period ended December 31, 2002. The increase in costs is attributable to the increase of units sold during the three months ended December 30, 2003, a higher cost per unit of earlier version of the products, and higher freight charges. Hence, the gross profit for the three months period ended December 31, 2003 was $11,845 as compared to a gross profit of $14,781 for the same period ended December 31, 2002. The reduction in gross profit is due to the following factors: (1) a reduction in unit price of WordXchange of approximately 16% from prior year; (2) a higher unit cost of earlier version of the products; and (3) large sales at slightly above cost to promote new businesses.

OPERATING EXPENSES

Consulting expense for the period decreased by $3,731 or 100% to $0 for the three months ended December 31, 2003 from $3,731 for three months ended December 31, 2002. This decrease is a direct result of management's decision to cease using a consultant who assisted with the marketing and distribution of WordXchange . Management has not made a decision as to the feasibility of obtaining the services of another consultant. We believe the consulting fees will remain at the same level for the foreseeable future.

The Company's expense for professional fees for the three months ended December 31, 2003 decreased $18,801 or 78% to $4,936 as compared to $23,737 for the three months ended December 31, 2002. This decrease can be directly attributed to the legal, auditing fees and other related fees incurred for the audit of the year ended June 30, 2002 as part of becoming a public company in the first part of 2002. This line item also includes legal and accounting expenses, and transfer agent fees incurred as part of being a public company in the normal course of business.

Travel expense for the three months ended December 31, 2003 decreased $2,785 to $15 as compared to $2,800 for the three months ended December 31, 2002. Management is planning to travel in February 2004 in order to promote its business.

FOREIGN EXCHANGE

Foreign exchange gain increased $35,316 or 797% to $4,433 for the period ended December 31, 2003 from $4,433 for the comparable period ended December 31, 2002. This is primarily due to the fact more than 90% of Prodijeux sales, its Canadian subsidiary, were to the United States customers, who paid in US dollars and the US dollars have been weaker against the Canadian dollars in the last six months.

INTEREST EXPENSE

Interest expense for the three months ended December 31, 2003 and 2002 was virtually unchanged as the outstanding balances were approximately at the same level at December 31, 2003 and 2002.

NET LOSS

The Company reported a net income of $5,565 or $-0- per share for the three months ended December 31, 2003 as compared to a net loss of $49,612 or ($0.01) per share for the three months ended December 31, 2002. This was mainly attributable to better cost containment measures and a benefit of a favorable foreign currency exchange rate on more than 90% sales of its Canadian subsidiary.

LIQUIDITY AND CAPITAL RESOURCES OF ANAGRAM AND PRODIJEUX COMBINED

GOING CONCERN QUALIFICATION

The Company's condensed financial statements have been prepared assuming that the Company will continue as a going concern. During the six months ended December 31, 2003, the Company sustained a net loss of $24,365 and has a working capital deficit of $627,470. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation is dependent upon its ability to control costs and attain a satisfactory level of profitability with sufficient financing capabilities or equity investment. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company has incurred losses since our inception and have negative cash flows from operations. Until Prodijeux can produce cash flow from its continuing operations the Company's main sources of cash will continue to be its loan from its parent corporation, ADC Development Corp. and any additional investment capital raised through our public offering. The Company hase raised $33,000 for the year ended June 30, 2003, and $12,000 through a public offering through September 25, 2002.

The Company intends to satisfy Prodijeux's working capital requirements principally through issuance of debt and equity securities. As of December 31, 2003, The Company had a negative working capital of $536,953.

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

Anagram has committed to loan Prodijeux up to approximately $790,000 (CDN $1,023,000) for continuing operations. Through December 31, 2003, Anagram has loaned Prodijeux approximately $623,409 (CDN $807,065). Anagram may increase the amount loaned Prodijeux, if approved by the board of directors of Anagram. During the six months ended December 31, 2003, Prodijeux executed non-interest bearing demand notes with an affiliate and a shareholder for approximately $99,000 and $24,000, respectively. The notes are being repaid as the receivables are collected. As of December 31, 2003, $7,242 repayments were made on these loans.

Currently Anagram receives its funding primarily from its parent, ADC Development Corp. ADC Development Corp. has committed to loan Anagram up to $750,000 pursuant to the terms of a promissory note. As of December 31, 2003 ADC Development Corp. has loaned Anagram $524,952, which includes the $39,975 additional loan during the six months ended December 31,2003. Depending upon the amount of money raised through the on-going public offering, Anagram may need additional financing for funding Prodijeux's operations during the next twelve months.

Future financing may not be available on a timely basis, in sufficient amounts or on terms acceptable to the Company. Future financing in the form of equity transactions may result in dilution of equity. Any additional debt financing may contain additional covenants.

If adequate funds are not available either through operations or financing arrangements, the Company may be required to delay or scale back the growth of operations and product development efforts. In addition, there is no guarantee that the current financing arrangements will continue indefinitely.

NOTES PAYABLE

Anagram and Prodijeux borrowed money under different repayment terms from a variety of sources as discussed the notes to the respective financial statements. Other than the bank loan and the loan owed to Anagram that are secured by all the assets of Prodijeux, all other debt owed by Prodijeux consists of unsecured debt with varying repayment schedules. The unsecured loan that is owed by Anagram is payable to its parent, ADC Development Corp. The principal and outstanding interest on this note is due on June 30, 2004. If Anagram is not in a position to repay this note by the due date Anagram believes that the terms of the note can be renegotiated and an extension of time to make any repayments will be granted.

If, for any reason, other parties demand repayment as agreed upon in the notes payable, Prodijeux will seek additional financing from Anagram if it cannot meet the obligations based on its cash position at the time of the demand. Prodijeux would request financing from Anagram and, if its own funds are not available, Anagram would request the additional funds from ADC Development Corp.

Due to the nature of the relationships between Prodijeux and its creditors, Anagram does not anticipate a creditor will demand repayment within the next twelve months. Although, if Prodijeux's cash position allows Prodijeux will pay off these debts earlier than scheduled to eliminate the payment of additional interest charges. If Prodijeux cannot make timely repayments it would request financing from Anagram who, if it cannot meet the request from its own funds, would seek financing from its parent

Future financing may not be available on a timely basis, in sufficient amounts or on terms acceptable to the Company. Future financing in the form of equity transactions may result in dilution of equity. Any additional debt financing may contain additional covenants.

If adequate funds are not available either through operations or financing arrangements, the Company may be required to delay or scale back the growth of operations and product development efforts. In addition, there is no guarantee that the current financing arrangements will continue indefinitely.

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

(b)     None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 17, 2004.


                                          Anagram Plus, Inc.


                                          By: /s/ Paul Michelin
                                          ----------------------------------
                                          Paul Michelin, President, CEO
                                          & CFO/Principal Accounting Officer