Form 10KSB/A
period 2003-06-30
ANAGRAM PLUS INC
filed 2004-03-08
CIK 1138016

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

ITEM 7. FINANCIAL STATEMENTS AND INDEX TO FINANCIAL DATA

Set forth is a list of the consolidated financial statements of the Company being furnished in this Annual Report on Form 10-KSB/A pursuant to the instructions to Item 7. The financial statements as of and for the periods ending June 30, 2003 and 2002 are included following the signature pages of this report.


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

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following Exhibit Index sets forth the applicable exhibits (numbered in accordance with Item 601 of Regulation S-B) which are required to be filed with this Annual Report on Form 10-KSB/A:

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 8, 2004.

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

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
Anagram Plus, Inc and subsidiary.

We have audited the accompanying consolidated balance sheets of Anagram Plus, Inc. and subsidiary as of June 30, 2003 and June 30, 2002, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Anagram Plus, Inc. and Subsidiary as of June 30, 2003 and 2002, and the results of its operations and its cash flows for the years ended June 30, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

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


/s/ DaszkalBolton LLP
-------------------------------
Boca Raton, Florida
November 7, 2003

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