Form 10QSB/A
period 2003-09-30
ANAGRAM PLUS INC
filed 2004-03-08
CIK 1138016

FORM 10-QSB/A

                     U.S. Securities and Exchange Commission
                              Washington D.C. 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the fiscal quarter ended: September 30, 2003
                        Commission file number: 333-58720

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-QSB/A contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in or incorporated by reference in to this Form 10-QSB/A, are forward-looking statements. In addition, when used in this document, the words "anticipate," "estimate," "project" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to certain risks, uncertainties and assumptions including risks relating to our limited operating history and operations losses; significant capital requirements; development of markets required for successful performance by the Company as well as other risks described in our registration statement on Form SB-2, as well as in this report on Form 10-QSB/A. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Although we believe that the expectations we include in such forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. The following discussion and analysis should be read in conjunction with the unaudited financial statements contained in Part I, Item 1, and the related notes.

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

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS

(a) The following list sets forth the applicable exhibits (numbered in accordance with Item 601 of Regulation S-K) required to be filed with this Quarterly Report on Form 10-QSB/A:

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