Form 10QSB
period 2004-03-31
ANAGRAM PLUS INC
filed 2004-05-17
CIK 1138016

FORM 10-QSB

                     U.S. Securities and Exchange Commission
                              Washington D.C. 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal quarter ended: MARCH 31, 2004
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

                      Yes [X]                   No  [_]

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 10, 2004: 6,539,370 shares of common stock, par value $.001 per share.

                                      INDEX
                                      -----

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

Condensed Consolidated Balance Sheet at March 31, 2004 (Unaudited).............1

Condensed Consolidated Statements of Operations for the Three Months
  And Nine Months Ended March 31, 2004 and 2003 (Unaudited)....................2

Condensed Consolidated Statement of Stockholders' Deficit for the
  Three Months Ended March 31, 2004 (Unaudited)................................3

Condensed Consolidated Statements of Cash Flows for the Nine Months
  Ended March 31, 2004 and 2003 (Unaudited)....................................4

Notes to Condensed Consolidated Financial Statements (Unaudited).............5-6

Item 2.   Management's Discussion and Analysis of Financial
  Conditions and Results of Operations......................................7-10

Item 3.   Controls and Procedures.............................................11

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...................................................12

Item 2.   Changes in Securities ..............................................12

Item 3.   Defaults upon Senior Securities ....................................12

Item 4.   Submission of Matters to a Vote of Security Holders.................12

Item 5.   Other Information...................................................12

Item 6.   Exhibits and Reports on Form 8-K....................................12

Signatures....................................................................14

                               ANAGRAM PLUS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004
                                   (UNAUDITED)

                                     ASSETS

                                                                       2004
                                                                   ------------
Current assets:
    Cash                                                           $     44,861
    Accounts receivable                                                  32,233
    Inventory                                                           104,179
                                                                   ------------
           Total current assets                                         181,273

Property and equipment, net                                              13,987

Intangible assets, net                                                   11,205
                                                                   ------------

           Total assets                                            $    206,465
                                                                   ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable                                               $     35,498
    Due to related parties                                              198,760
    Accrued interest                                                     78,489
    Note payable - related party                                        482,737
                                                                   ------------
           Total current liabilities                                    795,484

Commitments and Contingencies                                                --

Stockholders' deficit:
    Preferred stock, $0.01 par value; 2,000,000
      shares authorized                                                      --
    Common stock, $.001 par value; 20,000,000 shares
      authorized, 6,539,370 shares issued and outstanding                 6,539
    Additional paid-in-capital                                          225,554
    Subscription receivable                                             (19,000)
    Foreign currency adjustment                                         (65,543)
    Accumulated deficit                                                (736,569)
                                                                   ------------
           Total stockholders' deficit                                 (589,019)
                                                                   ------------

           Total liabilities and stockholders' deficit             $    206,465
                                                                   ============

     See accompanying notes to condensed consolidated financial statements.

                               ANAGRAM PLUS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

                                                    Three Months Ended                Nine Months Ended
                                                         March 31,                         March 31,
                                             ---------------------------------   -----------------------------
                                                  2004              2003             2004            2003
                                             ----------------  ---------------   -------------   -------------

Sales                                              $ 44,405         $ 80,209        $159,418       $ 164,290

Cost of sales                                        28,808           32,193         117,091          84,551
                                                 -----------      -----------     -----------     -----------
Gross profit                                         15,597           48,016          42,327          79,739

Expenses
     General and administrative expenses             55,556           50,929          92,434         130,959
     Sales and marketing                              5,239            8,678          22,764          21,000
     Amortization                                       954              866           2,830           2,413
     Depreciation                                     1,112            1,128           2,776           3,144
                                                 -----------      -----------     -----------     -----------
Total expenses                                       62,861           61,601         120,804         157,516
                                                 -----------      -----------     -----------     -----------

Loss from operations                                (47,264)         (13,585)        (78,477)        (77,777)

Foreign currency exchange gain (loss)                   408           (5,943)         25,040            (440)
Interest expense                                     (8,352)          (6,833)        (26,136)        (24,025)
                                                 -----------      -----------     -----------     -----------

Loss before income taxes                            (55,208)         (26,361)        (79,573)       (102,242)

Provision (benefit) for income taxes                       -                -               -               -
                                                 -----------      -----------     -----------     -----------
Net loss                                          $ (55,208)       $ (26,361)      $ (79,573)      $(102,242)
                                                 ===========      ===========     ===========     ===========
Net loss per share (basic and diluted)              $ (0.01)         $ (0.00)        $ (0.01)        $ (0.02)
                                                 ===========      ===========     ===========     ===========

Weighted average shares outstanding
  (basic and diluted)                             6,461,784        6,394,000       6,416,430       6,366,105
                                                 ===========      ===========     ===========     ===========


See accompanying notes to condensed consolidated financial statements.

                               ANAGRAM PLUS, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004
                                   (UNAUDITED)

                                                                                           Accumulated
                                          Common Stock        Additional                     Other
                                  -----------------------      Paid-In     Subscription   Comprehensive  Accumulated
                                    Shares        Amount       Capital      Receivable       Income        Deficit         Total
                                  ---------     ---------     ---------     ---------      ---------      ---------      ---------
Balance at December 31, 2003      6,394,000         6,394       153,014       (19,000)       (64,348)      (681,361)      (605,301)

Stock issuance for cash             115,120           115        57,445            --             --             --         57,560

Stock issued for partial
  reduction of note payable          30,250            30        15,095            --             --             --         15,125

Foreign currency adjustment              --            --            --            --         (1,195)            --         (1,195)

Net loss for the period ended
  March 31, 2004                         --            --            --            --             --        (55,208)       (55,208)
                                  ---------     ---------     ---------     ---------      ---------      ---------      ---------
Balance at March 31, 2004         6,539,370     $   6,539     $ 225,554     $ (19,000)     $ (65,543)     $(736,569)     $(589,019)
                                  =========     =========     =========     =========      =========      =========      =========

See accompanying notes to condensed consolidated financial statements.

                               ANAGRAM PLUS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 2004 AND 2003

                                                          Nine Months Ended
                                                              March 31,
                                                     --------------------------
                                                         2004           2003
                                                     -----------    -----------
Cash flows from operating activities:
      Net loss                                       $   (79,573)   $  (102,242)
      Adjustments to reconcile net loss to cash
       provided by (used in) operating activities:
          Depreciation and amortization                    5,606          5,557
          (Increase) decrease in:
              Accounts receivable                        (11,007)       (70,192)
              Inventory                                  (34,160)         6,034
          Increase (decrease) in:
              Accounts payable                             2,668         16,806
              Accrued expenses                            23,502         27,090
              Due to related parties                          --        (21,795)
                                                     -----------    -----------
Net cash used in operating activities                    (92,964)      (138,742)
                                                     -----------    -----------

Cash flows from investing activities:
      Purchase of equipment                               (5,333)            --
                                                     -----------    -----------
Net cash used in investing activities                $    (5,333)   $        --
                                                     -----------    -----------

Cash flows from financing activities:
      Proceeds from issuance of common stock, net         57,560         33,000
      Proceeds from loan from related parties            162,963         59,501
      Repayment of loan from related party               (27,090)        (8,000)
                                                     -----------    -----------
Net cash provided by financing activities                193,433         84,501
                                                     -----------    -----------

Effect of exchange rate changes on cash                  (52,864)         2,673
Net increase (decrease) in cash                           42,272        (51,568)
                                                     -----------    -----------
Cash at beginning of period                                2,589         51,781
                                                     -----------    -----------
Cash at end of period                                $    44,861    $       213
                                                     ===========    ===========

Supplementary Information:
      Cash paid for:
          Interest paid                              $        --    $     2,190
                                                     ===========    ===========

      Non-cash disclosures of investing and
        financing activities:
          Purchase of additional interest in
              subsidiary in exchange for
              advance from related party             $        --    $     2,020
                                                     ===========    ===========
          Issuance of stock to related party
              for partial reduction of note
              payable balance                        $    15,125    $   106,000
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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the nine months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004. For further information, refer to the financial statements and the footnotes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2003, as filed with the Securities and Exchange Commission.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

During the period ended March 31, 2004, the Company executed non-interest bearing demand notes with an affiliate and a shareholder. The Company borrowed $98,994 from an affiliate and $23,994 from a shareholder, respectively. The repayments will be made as the receivables are collected. As of March 31, 2004, repayments of $7,242 were made on these loans.

Under the terms of an unsecured promissory note executed between the Company and its parent, the parent loaned the Company $39,975 during the period ended March 31, 2004. The Company repaid

$27,090 in loan payments to its parent during the same period. In addition, the Company issued 30,250 shares of its common stock at $0.50 per share to its parent in exchange for a $15,125 reduction of its principal outstanding balance of the unsecured promissory note to it parent.

The interest rate of this note is 6% per year and the interest began to accrue on the unpaid balance beginning as of February 28, 2001. The unpaid principal and interest balance are due on June 30, 2004. At March 31, 2004, the Company had an outstanding principal balance of $482,737 and $78,489 in accrued interest.

NOTE 5 - COMMON STOCK

During the period ended March 31, 2004, the Company sold 115,120 shares of its common stock to related parties for cash of $57, 560. Additionally, 30,250 common shares were exchanged for a partial reduction of its notes payable to its parent company, which is discussed in Note 4 - Related Party Transactions above.

NOTE 6 - CURRENCY RATES

For the purpose of conversion from Canadian Dollars to U.S. Dollars, the end of the month and three and nine month average exchange rates were used, where applicable. The rate, as quoted in the Wall Street Journal, was $0.7648 Canadian Dollars to 1 U.S. Dollars at March 31, 2004 and $0.6797 at March 31, 2003.

The average for the three months ended March 31, 2004 and 2003 were $0.7594 and $0.6621, respectively. The average rates for the nine months ended March 31, 2004 and 2003 were $0.7484 and $0.6465, respectively.

NOTE 7 - EARNINGS PER SHARE

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

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

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

RESULTS OF OPERATIONS
COMPARISON OF NINE MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2003

REVENUES

During the nine months ended March 31, 2004, the Company had sales of $159,418 as compared to $164,290 of sales for the nine months ended March 31, 2003. This represents a slight decrease of $4,872 or 3% over the same period in the prior year. The Company sold approximately 9,712 units of WordXchange, 2,010 units of WordXchange Junior, 1,362 units of Anagram Plus, and 1,335 units of Anagram Plus Junior during the nine months ended March 31, 2004. Anagram sold approximately 5,823 units of WordXchange, 4,220 units of WordXchange Junior and 5,724 units of AnagramPlus for the comparable period in prior year. The decrease in revenues is mainly attributable to the lower number of units sold. The majority of the products sold were shipped to the United States and Canada, with the remainder being shipped to Europe, Australia and Hong Kong. Sales were made to several toy and game retailers and distributors. The Company is continuing to negotiate with different retailers and distributors in order to increase sales space. Management believes that the Company is increasing its effectiveness with respect to its efforts as we are continuing to take orders for the games.

COST OF GOODS SOLD

The Company's cost of goods sold for the period ended March 31, 2004 was $117,091 as compared to $84,551 for the period ended March 31, 2003. The increase in costs is attributable to units sold during the nine months ended March 31, 2004 having a higher cost per unit, and higher freight charges. Hence, the gross profit for the period ended March 31, 2004 was $42,327 as compared to a gross profit of $79,739 for the period ended March 31, 2003. The reduction in gross profit is due to the following factors: (1) a reduction in unit price of WordXchange of approximately 16% from prior year; (2) a higher unit cost of earlier version of the products; and (3) large sales at slightly above cost to promote new businesses.

OPERATING EXPENSES

The Company's salary expense decreased $12,822 or 45% to $15,715 for the nine months ended March 31, 2004 from $28,537 for the nine months ended March 31, 2003. The decrease in salaries can be attributed to the fact that our Creative Vice President is no longer receiving a salary and his services are being used on an as needed basis. Management anticipates that if sales begin to increase at a faster level the Company will need to hire a sales force and an administrative staff as well as a production design staff. Those functions are currently being performed by the President of Prodijeux and by independent sales representatives.

Consulting expense for the period decreased by $9,897 or 83% to $2,095 for the nine months ended March 31, 2004 from $11,992 for nine months ended March31, 2003. This decrease is a direct result of management's decision to use a consultant who assisted with the marketing and distribution of WordXchange on as needed basis. Management has not made a decision as to the feasibility of obtaining the services of another consultant. We believe the consulting fees will remain at the same level for the foreseeable future.

The Company's expense for professional fees for the period ended March 31, 2004 decreased $31,408 or 59% to $22,182 as compared to $53,590 for the period ended March 31, 2003. This decrease can be directly attributed to the legal, auditing fees and other related fees incurred for the audit of the year ended June 30, 2002 as part of becoming a public company in the first part of 2002. This line item also includes legal and accounting expenses, and transfer agent fees incurred as part of being a public company in the normal course of business.

The Company incurred additional expenses during this period as compared to the prior year of approximately $8,000 in product samples purchases for distribution to prospective customers and exhibition and convention expenses as part of marketing efforts conducted by the Company. As a result, travel related expenses were higher in this period than those of previous period.

FOREIGN EXCHANGE

Foreign exchange gain increased $25,480 to $25,040 for the period ended March 31, 2004 from a loss of $440 for the comparable period ended March 31, 2003. This is due primarily to the fact more than 90% of Prodijeux sales, its Canadian subsidiary, were to the United States customers, who paid in US dollars and the US dollar has suffered devaluation against the Canandian dollar during the previous nine months.

INTEREST EXPENSE

Interest expense increased $2,111 or 9% to $26,136 for the period ended March 31, 2004 from $24,025 for the period ended March 31, 2003. This slight increase can be attributed to the larger average outstanding note payable balance during the nine months period.

NET LOSS

The Company reported a net loss of $79,573 or $ (0.01) per share for the nine months ended March 31, 2004 as compared to $102,242 or $ (0.02) per share for the period ended March 31, 2003. This was a result of a number of cost control measurements implemented and a benefit of a favorable foreign exchange rate realized at its Canadian subsidiary.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2004 AND 2003

REVENUES

During the three months ended March 31, 2004, the Company had sales of $44,405 as compared to $80,209 of sales for the three months ended March 31, 2003. This represents a decrease of $35,804 or 45% over the same period in the prior year. The Company sold approximately 1,414 units of WordXchange, 132 units of WordXchange Junior, 1,021 units of Anagram Plus, and 143 units of AnagramPlus Junior during the three months ended March 31, 2004. Anagram sold approximately 3,493 units of WordXchange, and 2,599 units of WordXchange , and 204 units of AnagramPlus for the comparable period in prior year. The decrease in revenues is mainly attributable to a large order of 4,700 units by a customer during the three months period ended March 31, 2003 for WordXChange and WordXChange Junior, which was shipped and delivered in the quarter. The majority of the products sold were shipped to the United States and Canada, with the remainder being shipped to Europe, Australia and Hong Kong. Sales were made to several toy and game retailers and distributors. The Company is continuing to negotiate with different retailers and distributors in order to increase sales space. Management believes that the Company is increasing its effectiveness with respect to its efforts at obtaining orders for the games.

COST OF GOODS SOLD

The Company's cost of goods sold for the three months period ended March 31, 2004 was $28,808 as compared to $32,193 for the same period ended March 31, 2003. Though the total cost of goods sold decreased in 2004 as compared to 2003 due to lower number of units sold during the three months ended March 31, 2004, the cost of goods sold as a percentage of sales was higher in 2004 in comparison to that of 2003 due to a higher cost per unit of certain versions of the products as sold in 2004, and higher freight charges. Hence, the gross profit for the three months period ended March 31, 2004 was $15,597 as compared to a gross profit of $48,016 for the same period ended March 31, 2003. The reduction in gross profit is attributable to the following factors: (1) a reduction in unit price of WordXchange of approximately 16% from prior year; (2) a higher unit cost of certain versions of the products; and (3) large sales at slightly above cost to promote new businesses.

OPERATING EXPENSES

Consulting expense for the period decreased by $4,187 or 67% to $2,095 for the three months ended March 31, 2004 from $6,282 for three months ended March 31, 2003. This decrease is a direct result of management's decision to use a consultant who assisted with the marketing and distribution of WordXchange on as needed basis. Management has not made a decision as to the feasibility of obtaining the services of another consultant. We believe the consulting fees will remain at the same level for the foreseeable future.

The Company's salary expense decreased $3,840 or 36% to $6,801 for the three months ended March 31, 2004 from $10,641 for the three months ended March 31, 2003 as part of the cost containment measure in this quarter.

The Company's expense for professional fees for the three months ended December 31, 2003 increased $2,086 or 13% to $17,682 as compared to $15,598 for the three months ended March 31, 2003. This increase is attributed to the legal fees and other related fees incurred for the patent related work and filings.

Travel expense for the three months ended March 31, 2004 increased $2,377 to $3,026 as compared to $649 for the three months ended March 31, 2003. These travel expenses are related to the Company's plan to promote its business through exhibitions and trade conventions.

The Company incurred additional expenses during this period as compared to the prior year of approximately $8,000 in product samples purchases for distribution to prospective customers and exhibition and convention expenses as part of marketing efforts conducted by the Company.

Advertising expenses decreased $3,439 or 40% from $8,678 in the three months period ended March 31, 2004 to $5,239 for the same period in 2003. The decrease reflected the Company's cost containment program.

Sales commission expenses decrease $7,620 or 93% in the three months period ended March 31, 2004 to $603 for the comparable period in 2003. The decrease was resulted from a 45% lower sales during the period in 2004 and an utilization of more in house sales efforts.

FOREIGN EXCHANGE

Foreign exchange gain increased $6,351 or 107% to $408 for the period ended March 31, 2004 from a foreign exchange loss of $5,943 for the comparable period ended March 31, 2003. This is primarily due to the fact more than 90% of Prodijeux sales during the three months period ended March 31, 2004, its Canadian subsidiary, were to the United States customers, who paid in US dollars and the US dollars have been weaker against the Canadian dollars in the last nine months.

INTEREST EXPENSE

Interest expense for the three months ended March 31, 2004 increased $1,519 or 22% to $8,352 from $6,833 for the same period in prior year as a result a larger average outstanding loan balance during the period.

NET LOSS

The Company reported a net loss of $55,208 or $ (0.01) per share for the three months ended March 31, 2004 as compared to a net loss of $26,361 or $ -0- per share for the three months ended March 31, 2003. This was mainly attributable to lower sales, lower prices, and higher unit costs of older version offset by better cost containment measures, and additional cost incurred couple with a favorable foreign currency exchange rate on more than 90% sales from its Canadian subsidiary.

LIQUIDITY AND CAPITAL RESOURCES OF ANAGRAM AND PRODIJEUX COMBINED

GOING CONCERN QUALIFICATION

The Company's condensed financial statements have been prepared assuming that the Company will continue as a going concern. During the nine months ended March 31, 2004, the Company sustained a net loss of $79,573 and has a working capital deficit of $524,619. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation is dependent upon its ability to control costs and attain a satisfactory level of profitability with sufficient financing capabilities or equity investment. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company has incurred losses since our inception and have negative cash flows from operations. Until Prodijeux can produce cash flow from its continuing operations the Company's main sources of cash will continue to be its loan from its parent corporation, ADC Development Corp. and any additional investment capital raised through our public offering. The Company has raised $57,560 for the nine months ended March 31, 2004, $33,000 for the year ended June 30, 2003, and $12,000 through a public offering through September 25, 2002.

The Company intends to satisfy Prodijeux's working capital requirements principally through issuance of debt and equity securities. As of March 31, 2004, the Company had a negative working capital of $524,619.

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

Anagram has committed to loan Prodijeux up to approximately $790,000 (CDN $1,023,000) for continuing operations. Through March 31, 2004, Anagram has loaned Prodijeux approximately $596,569 (CDN $780,033). Anagram may increase the amount loaned Prodijeux, if approved by the board of directors of Anagram. During the nine months ended March 31, 2004, Prodijeux executed non-interest bearing demand notes with an affiliate and a shareholder for approximately $99,000 and $24,000, respectively. The notes are being repaid as the receivables are collected. As of March 31, 2004, $7,242 repayments were made on these loans.

Currently Anagram receives its funding primarily from its parent, ADC Development Corp. ADC Development Corp. has committed to loan Anagram up to $750,000 pursuant to the terms of a promissory note. As of March 31, 2004 ADC Development Corp. has loaned Anagram $482,737, which included the $39,975 additional loan made during the nine months ended March 31, 2004, and a repayment of $27,090 in cash during the same period. Depending upon the amount of money raised through the on-going public offering, Anagram may need additional financing for funding Prodijeux's operations during the next twelve months.

NOTES PAYABLE

Anagram and Prodijeux borrowed money under different repayment terms from a variety of sources as discussed in the notes to the respective financial statements. Other than the bank loan and the loan owed to Anagram that are secured by all the assets of Prodijeux, all other debt owed by Prodijeux consists of unsecured debt with varying repayment schedules. The unsecured loan that is owed by Anagram is payable to its parent, ADC Development Corp. The principal and outstanding interest on this note is due on June 30, 2004. If Anagram is not in a position to repay this note by the due date Anagram is confident that the terms of the note can be renegotiated and an extension of time to make any repayments will be granted.

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

There were no significant changes in the Company's internal control over financial reporting, the management of the Company, or in other factors that have materially affected or are reasonably likely to materially affect, these internal controls over financial reporting subsequent to the evaluation date.

Changes in internal controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

During the period ended March 31, 2004, the Company sold 145,370 shares of its common shares to related parties, of which 115,120 common shares were in exchange for cash. The 30,250 common shares were in exchange for a partial reduction of its note payable to its parent company. In addition, the 115,120 shares were issued to an affiliate, whose officer is also the President of this Company.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities ExchangeAct of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 12, 2004.

                                                Anagram Plus, Inc.


                                                By: /s/ Paul Michelin
                                                -------------------------
                                                Paul Michelin,President, CEO
                                                & CFO/Principal Accounting
                                                Officer